Form 10-Q
period 2025-09-30
StoneBridge Acquisition II Corp
filed 2025-11-12
CIK 2043630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-42871

STONEBRIDGE ACQUISITION II CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World Trade Center

Suite 8500

New York, New York 10007

(Address of principal executive offices, including zip code)

(646) 314-3555

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, par value $0.0001 per share, and one Right to acquire one-tenth of one Class A Ordinary Share	APACU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	APAC	The Nasdaq Stock Market LLC
Rights, each Right to acquire one-tenth of one Class A Ordinary Share	APACR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

As of November 11, 2025, the registrant had a total of 6,133,750 Class A ordinary shares, $0.0001 par value, issued and outstanding and 1,916,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

STONEBRIDGE ACQUISITION II CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STONEBRIDGE ACQUISITION II CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	2
Condensed Statements of Operations for the three and nine months ended September 30, 2025 (Unaudited) and for the period from June 19, 2024 (inception) to September 30, 2024	3
Condensed Statement of Changes in Shareholder’s Equity for the three and nine months ended September 30, 2025 (Unaudited) and for the period from June 19, 2024 (inception) to September 30, 2024	4
Condensed Statement of Cash Flows for the nine months ended September 30, 2025 (Unaudited) and for the period from June 19, 2024 (inception) to September 30, 2024	5
Notes to Financial Statements	6 – 19

STONEBRIDGE ACQUISITION II CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,791	$1,908
Prepaid Expenses	54,094	-
Total Current Assets	55,885	1,908
Deferred offering costs	401,380	86,730
Prepaid Expenses, non-current	43,852	-
TOTAL ASSETS	$501,117	$88,638

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$369,788	$26,280
Promissory note-related party	172,272	44,925
Total Current liabilities	542,060	71,205

TOTAL LIABILITIES	542,060	71,205

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ (DEFICIT) EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	-	-
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 1,916,667 issued and outstanding(1)(2)	192	192
Additional paid-in capital	24,808	24,808
Accumulated deficit	(65,943)	(7,567)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(40,943)	17,433

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$501,117	$88,638

(1)

This number includes an aggregate of up to 250,000 Class B ordinary shares (“Founder Shares”) subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On October 1, 2025, the underwriter exercised the over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 250,000 Founder Shares are no longer subject to forfeiture (Note 5).

(2)	On April 21, 2025, Stonebridge Acquisition Sponsor II LLC (the “Sponsor”) surrendered 3,833,333 Founder Shares for no consideration.

The accompanying notes are an integral part of these financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period June 19, 2024 (inception) through September 30, 2024
OPERATING EXPENSES
General and administrative	$46,434	$5,589	$58,434	$5,589
Total expenses	46,434	5,589	58,434	5,589

OTHER INCOME
Interest income	19	-	58	-
Total other income	19	-	58	-

NET LOSS	$(46,415)	$(5,589)	$(58,376)	$(5,589)

Weighted average shares outstanding, basic and diluted(1)(2)	1,666,667	5,000,000	1,666,667	5,000,000
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.04)	$(0.00)

(1)	This number excludes an aggregate of up to 250,000 ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter. On October 1, 2025, the underwriter exercised the over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 250,000 Founder Shares are no longer subject to forfeiture (Note 5).
(2)	As of September 30, 2024, the number excludes an aggregate of up to 750,000 ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

	Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025	1,916,667	$192	$24,808	$(7,567)	$17,433

Net income	-	-	-	19	19

Balance as of March 31, 2025	1,916,667	192	24,808	(7,548)	17,452

Net loss	-	-	-	(11,980)	(11,980)

Balance as of June 30, 2025	1,916,667	192	24,808	(19,528)	5,472

Net loss	-	-	-	(46,415)	(46,415)

Balance as of September 30, 2025	1,916,667	$192	$24,808	$(65,943)	$(40,943)

(1)	This number includes an aggregate of up to 250,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. On October 1, 2025, the underwriter exercised the over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 250,000 Founder Shares are no longer subject to forfeiture (Note 5).
(2)	On April 21, 2025, the Sponsor surrendered 3,833,333 Founder Shares for no consideration.

FOR THE PERIOD JUNE 19, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance June 19, 2024 (Inception)	-	$-	$-	$-	$-

Issuance of ordinary shares to Sponsor(1)	5,750,000	575	24,425	$-	25,000

Net loss	-	-	-	-	-

Balance as of June 30, 2024	5,750,000	575	24,425	-	25,000

Net loss	-	-	-	(5,589)	(5,589)

Balance as of September 30, 2024	5,750,000	$575	$24,425	$(5,589)	$19,411

(1)	Includes an aggregate of up to 750,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of these financial statements.

STONEBRIDGE ACQUISITION II CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2025	For the period June 19, 2024 (inception) through September 30, 2024
	(Unaudited)
Net loss	$(58,376)	$(5,589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid Expense	(97,946)	-
Accounts Payable	343,508	5,564
Net cash flows provided by (used in) operating activities	187,186	(25)

Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Proceeds from issuance of promissory note to related party	127,347	26,900
Payment of deferred offering costs	(314,650)	(44,925)
Net cash flows (used in) provided by financing activities	(187,303)	6,975

NET CHANGE IN CASH	(117)	$6,950
CASH, BEGINNING OF PERIOD	1,908	-
CASH, END OF PERIOD	$1,791	$6,950

Supplemental disclosure of noncash activities:
Payment of deferred offering costs by note payable - related party	$-	$26,900
Deferred offering costs included in accrued offering costs	$-	$7,780

The accompanying notes are an integral part of these financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 (UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

StoneBridge Acquisition II Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on June 19, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any Business Combination target, and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

As of September 30, 2025, the Company had not yet commenced operations. The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2025. On October 1, 2025, the Company consummated the Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 750,000 Units, at $10.00 per Unit, generating gross proceeds of $57,500,000. Each Unit consists of one ordinary share, $0.0001 par value per share, and one right to receive one- tenth (1/10) of one Class A ordinary share upon the completion of the initial Business Combination.

Simultaneously with the consummation of the Initial Public Offering and exercise of over-allotment option, the Company consummated the private placement (“Private Placement”) of 153,750 units (the “Private Placement Units”) to the Sponsor and certain investors, at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,537,500, which is described in Note 4.

Transaction costs amounted to $3,063,880 consisting of $287,500 of underwriting commissions which was paid in cash at the closing date of the Initial Public Offering, $2,300,000 of the Representative Shares (discussed in the below), and $476,380 of other offering costs.

In conjunction with the Initial Public Offering and exercise of over-allotment option, the Company issued to the underwriter 230,000 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the funds held in the Trust Account) at the time of the signing an agreement to enter into a Business Combination. The board of directors of the Company will make the determination as to the fair market value of the initial Business Combination. If the board of directors is not able to independently determine the fair market value of the initial Business Combination, the Company will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that $50,000,000 (or $57,500,000 if the underwriter exercises its over-allotment option in full) of the proceeds of the Initial Public Offering and sale of the Private Placement Units will be held in a trust account (“Trust Account”) and invested or held in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest solely in direct U.S. government treasury obligations, , or (ii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. No later than 24 months after the closing of the Initial Public Offering, the amounts held in the Trust Account will be held as cash or cash items, including in demand deposit accounts.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of an initial Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with an initial Business Combination, it will complete the Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with an initial Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving the Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve the Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against an Initial Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of an initial Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed to (i) waive its redemption rights with respect to its private placement shares in connection with the completion of the initial Business Combination, (ii) waive its redemption rights with respect to its private placement shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate an initial Business Combination by the full amount of time, as described in more detail below) or such earlier liquidation date as the Company’s board of directors may approve or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its private placement shares if the Company fails to complete the initial Business Combination within the prescribed timeframe. In addition, the Sponsor has agreed to vote any private placement shares held by it in favor of the initial Business Combination.

The Company will have until 18 months from the closing of the Initial Public Offering or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, it may extend the period of time to consummate an initial Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination) (such 18-month period, as may be extended to 24 months, the “Combination Period”). The aforementioned extensions do not require shareholder approval. In order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $500,000, or up to $575,000 if the underwriter’s over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,000,000 (or $1,150,000 if the underwriter’s over-allotment option is exercised in full), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes its initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2024 and for the period from June 19, 2024 (inception) through December 31, 2024, included in the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2025, as well as the Company’s audited balance sheet as of October 1, 2025, included in the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity

The Company’s liquidity needs up to October 1, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $800,000 (see Note 5). As of September 30, 2025, the Company had a cash balance of $1,791 and working capital deficit of $486,175.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements- Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that post the closing of the Initial Public Offering and sale of the private placement, the Company has sufficient funds to finance the working capital needs of the Company and that the Company would be able to continue as a going concern for the following twelve months from the issuance of the unaudited condensed financial statements

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,791 and $1,908 cash and no cash equivalents as of September 30, 2025, and December 31, 2024, respectively.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to shareholder’s equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The carrying amounts reported in the balance sheet for cash and cash equivalents and promissory note - related party each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary shares subject to possible redemption

The Company will account for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company will classify the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

Net Loss Per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 250,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 5). At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss, as adjusted	$(46,415)	$(58,376)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,666,667	1,666,667
Basic and dilution net loss per ordinary share	$(0.03)	$(0.04)

	For the three months ended September 30, 2024	For the period June 19, 2024 (inception) through September 30, 2024
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss, as adjusted	$(5,589)	$(5,589)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,000,000	5,000,000
Basic and dilution net loss per ordinary share	$(0.00)	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Share Rights

The Company accounts for the Public Rights (as defined in Note 3) and Private Rights (as defined in Note 4) issued in connection with the Initial Public Offering, and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at its assigned value.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures’. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 19, 2024, date of incorporation.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 1, 2025, the Company sold 5,750,000 Units, which includes the full exercise by the underwriter of the over-allotment option in the amount of 750,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $57,500,000.

Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-tenth (1/10) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of 10 in order to receive shares for all of their Public Rights upon closing of a Business Combination.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 153,750 Private Placement Units, at a price of $10.00 per Private Placement Unit generating gross proceeds of $1,537,500.

The Sponsor, and officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to the rights of holders of ordinary shares or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 27, 2024, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of the Company’s Initial Public Offering costs in exchange for 5,750,000 Founder Shares (up to 750,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option in the Initial Public Offering was exercised). Subsequently, in connection with a reduction in the size of the Initial Public Offering, on April 21, 2025, the 5,750,000 Founder Shares owned by the Sponsor was adjusted, for no additional consideration, to 1,916,667 Founder Shares (up to 250,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option in the Initial Public Offering was exercised). Prior to the consummation of the Initial Public Offering, the Sponsor forfeited an additional 825,000 Founder Shares and certain investors purchased an aggregate of 825,000 Founder Shares for approximately $0.013 per share.

As of October 1, 2025, there were 1,916,667 Founder Shares issued and outstanding. The underwriter fully exercised the over-allotment option and none of the Founder Shares were subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of an initial Business Combination; and (B) subsequent to an initial Business Combination, (x) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $800,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the earlier of December 31, 2025, or the date on which the Company consummates an initial public offering of its securities from amounts available for working capital or from the net proceeds of the Initial Public Offering and the sale of the Private Placement Units not held in the Trust Account. As of September 30, 2025, the Company had borrowed $172,272 under the promissory note and $172,250 was adjusted against the risk capital on October 1, 2025. Borrowings under the note are no longer available.

Administrative Support Services

Commencing on the closing of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025, and December 31, 2024, there are no Working Capital Loans outstanding.

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Units, which will be issued in a private placement simultaneously with the closing of the Initial Public Offering, Class A ordinary shares underlying such Private Placement Units, and the Class A ordinary shares underlying the units that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain piggy-back registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement will not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriter a 45-day option to purchase up to 750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions.

The underwriters is entitled to a cash underwriting discount of $0.05 per Unit, or 0.50%, or $250,000 in the aggregate (or $287,500 in the aggregate if the underwriter’s over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering.) In addition, the underwriter or its designees will receive an aggregate of 200,000 Class A ordinary shares (or 230,000 Class A ordinary shares if the underwriter’s over-allotment option is exercised in full). The registration statement registering the Units in the Initial Public Offering also registers the Class A ordinary shares issuable to the underwriter. In addition to the underwriting discount, the Company paid the underwriter $25,000 upon the execution of the engagement letter relating to the Initial Public Offering, as an advance against out-of-pocket accountable expenses actually anticipated to be incurred by the underwriter, which is reimbursable to the extent not actually incurred, and the Company has agreed to pay the underwriter for travel, lodging and other “road show” expenses, expenses of the underwriter’s legal counsel and certain diligence and other fees up to $50,000 (inclusive of the advance of $25,000). No discounts or commissions will be paid on the sale of the Private Placement Units.

Rights — If the Company enters into a definitive agreement for a Business Combination in which the Company will be the surviving entity, each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the Company’s initial Business Combination, even if the holder of such right redeemed all ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional ordinary shares upon consummation of an initial Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Initial Public Offering. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate his, her or its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company. In the event that the Company is not the surviving entity upon the consummation of the Company’s initial Business Combination, and there is no effective registration statement for the offering of the shares underlying the rights, the rights may expire worthless.

If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

As soon as practicable upon the consummation of the Company’s initial Business Combination, the Company will direct registered holders of the rights to return their rights to the Company’s rights agent. Upon receipt of the rights, the rights agent will issue to the registered holder of such right(s) the number of full ordinary shares to which he, she or it is entitled. The Company will notify registered holders of the rights to deliver their rights to the rights agent promptly upon consummation of such Business Combination and have been informed by the rights agent that the process of exchanging their rights for ordinary shares should take no more than a matter of days. The foregoing exchange of rights is solely ministerial in nature and is not intended to provide the Company with any means of avoiding its obligation to issue the shares underlying the rights upon consummation of the Company’s initial Business Combination. Other than confirming that the rights delivered by a registered holder are valid, the Company will have no ability to avoid delivery of the shares underlying the rights. Nevertheless, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Although a company incorporated in the Cayman Islands may issue fractional shares, it is not the Company’s intention to issue any fractional shares upon conversions of the rights. In the event that any holder would otherwise be entitled to any fractional share upon exchange of his, her or its rights, the Company will reserve the option, to the fullest extent permitted by the Amended and Restated Memorandum and Articles of association, the Companies Act (Revised) of the Cayman Islands and other applicable law, to deal with any such fractional entitlement at the relevant time as the Company sees fit, which would include the rounding down of any entitlement to receive ordinary shares to the nearest whole share (and in effect extinguishing any fractional entitlement), or the holder being entitled to hold any remaining fractional entitlement (without any share being issued) and to aggregate the same with any future fractional entitlement to receive shares in the Company until the holder is entitled to receive a whole number. Any rounding down and extinguishment may be done with or without any in lieu cash payment or other compensation being made to the holder of the relevant rights, such that value received on exchange of the rights may be considered less than the value that the holder would otherwise expect to receive. All holders of rights shall be treated in the same manner with respect to the issuance of shares upon conversions of the rights.

The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each Class A ordinary share issuable in respect of the rights.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighbouring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 7 — SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2025, and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2025, and December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 1,966,667 Class B ordinary shares issued and outstanding (see Note 5), of which an aggregate of up to 250,000 shares are subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised so that the number of Founder Shares will equal 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to the initial Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering.

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
General and administrative expenses	$46,434	$58,434

	For the three months ended September 30, 2024	For the Period from June 19, 2024 (Inception) through September 30, 2024
General and administrative expenses	$5,589	$5,589

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 1, 2025, the Company consummated the Initial Public Offering of 5,750,000 units which includes the full exercise by the underwriter of the over-allotment option in the amount of 750,000 Units, at $10.00 per Unit, generating gross proceeds of $57,500,000.

Simultaneously with the consummation of the Initial Public Offering and exercise of over-allotment option, the Company consummated the Private Placement of 153,750 units to the Sponsor and certain investors, at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,537,500.

In connection with the closing of the Initial Public Offering and the over-allotment option, the underwriter was paid a cash underwriting discount of $287,500. In addition, the underwriter received 230,000 Class A ordinary shares for no consideration (the “Representative Shares”) with the closing of the Initial Public Offering and the over-allotment option, with such Units restricted from sale until the closing of the Initial Business Combination.

On October 1, 2025, the Company adjusted $172,250 against the balance drawn on the promissory note totaling $172,272.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the safe harbor created thereby. All statements contained in this Report other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, business operations and objectives, and financial needs. We may not actually achieve the plans, intentions, or expectations disclosed in, or implied by, our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks and uncertainties set forth under the heading “Risk Factors” and elsewhere in our final prospectus dated September 30, 2025 filed with the U.S. Securities and Exchange Commission, or the SEC, on October 1, 2025, or the Prospectus, and in any subsequent filings we make with the SEC.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We may pursue an initial business combination target in any industry and geographic location. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on international businesses that would benefit in valuation arbitrage by going public in the United States on a U.S. national securities exchange. We currently intend to focus our search for an initial business combination target in the following key verticals: (i) Electronic Commerce, (ii) Financial Technology, (iii) Software as a Service, (iv) Renewable Energy, (v) Mining, and (vi) Information Technology, or IT, and IT-Enabled Services. Our current intended geographic focus is the Asia-Pacific, and the Europe, Middle East and Africa, regions.

On October 1, 2025, we consummated our initial public offering, or IPO, of 5,750,000 units, or Units, including 750,000 Units issued upon the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, or Class A Ordinary Share, and one right, or Right, with each one Right entitling the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000.

Simultaneously with the closing of our IPO, pursuant to a units purchase agreement between the us and StoneBridge Acquisition Sponsor II LLC, or our sponsor, and certain subscription agreements between us and certain third-party investors, we completed the private sale, or the Private Placement, of an aggregate of 153,750 units, or the Private Units, at a price of $10.00 per Private Unit, generating aggregate gross proceeds of $1,537,500. Each Private Unit consists of one Class A Ordinary Share and one Right, with each one Right entitled the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination.

We intend to effectuate our initial business combination using cash from the proceeds of our IPO and Private Placement, our shares, debt or a combination of cash, shares and debt.

We will have up to 18 months from the closing of our IPO, or until such earlier liquidation date as our board of directors may approve, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate an initial business combination within 18 months, we may extend the period of time to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 24 months to complete an initial business combination). We refer to such 18-month period, as may be extended to 24 months, as the Combination Period. The aforementioned extensions do not require shareholder approval. In order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees must deposit into the trust account established in connection with our IPO, or the Trust Account, $575,000 (or $0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000 or $0.20 per share if we extend for the full six months). Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to complete an initial business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of our shares issued in the IPO, or our public shares, at a per-share price, payable in cash, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Following the closing of our IPO and Private Placement, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Units in our IPO and Private Placement was placed in the Trust Account. The funds in the Trust Account will be invested or held only in (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the U.S. Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, or (ii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any), to complete our initial business combination.

Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the proceeds from the IPO and Private Placement held in the Trust Account will not be released until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within the Combination Period, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

We have incurred and expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 19, 2024, the date of our inception, have been organizational activities and those necessary to prepare for our IPO. We will not generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three and nine months ended September 30, 2025, we had net losses of $46,415 and $58,376, respectively, which are comprised of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2025, our cash balance was $1,791 and we had a working capital deficit of $486,175. Our sponsor agreed to loan us up to $800,000 in loans to cover organizational, IPO-related and post-IPO expenses. These loans were evidenced by a promissory note dated as of August 1, 2024, as amended on April 1, 2025, or as amended, the Promissory Note. As of September 30, 2025, we had borrowed $172,272 under the Promissory Note and $172,250 was adjusted against the proceeds from the Private Placement not held in the Trust Account on October 1, 2025, subsequent to period end. Borrowings under the Promissory Note are no longer available. Until the consummation of our IPO, our only source of liquidity was an initial purchase of Class B ordinary shares by our sponsor and loans from our sponsor.

On October 1, 2025, we consummated our IPO and the Private Placement, generating gross proceeds of $57,500,000 and $1,537,500, respectively.

Transaction costs amounted to $3,063,880, consisting of $287,500 of cash underwriting commissions, $2,300,000 of fair value of Class A Ordinary Shares issued to the underwriter, and $476,380 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of interest earned on the Trust Account that may be released to us to pay our taxes, if any, to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business, make other acquisitions and pursue our growth strategies.

We will use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We expect our primary liquidity requirements during that period to include approximately $75,000 for accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $50,000 for legal and accounting fees related to regulatory reporting requirements; $45,000 for Nasdaq and other regulatory fees; $180,000 for office space and administrative services; and approximately $150,000 for directors’ and officers’ liability insurance.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required, or Working Capital Loans. If we complete an initial business combination, we would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of September 30, 2025, we had no borrowings under the Working Capital Loans.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account.

Going Concern Consideration

As of September 30, 2025, our cash balance was $1,791 and we had a working capital deficit of $486,175.

Subsequent to the consummation of our IPO, our liquidity has been satisfied through the net proceeds from our IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required.

Based on the foregoing, among other considerations, we do not believe we will need to raise additional funds to meet the expenditures required for operating our business, and that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of our initial business combination or the next twelve months.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Refer to “Note 5 - Related Party Transactions” in the unaudited condensed consolidated financial statements contained elsewhere in this Report.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a fee of approximately $10,000 per month for administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor had agreed to loan us an aggregate of up to $800,000 to be used for a portion of the expenses of our IPO. The loan was non-interest bearing and unsecured. The loan was evidenced by the Promissory Note, and was payable on the earlier of December 31, 2025 or the date on which we consummated an initial public offering of our securities. As of September 30, 2025, we had borrowed $172,272 under the Promissory Note and $172,250 was adjusted against the proceeds from the Private Placement not held in the Trust Account on October 1, 2025, subsequent to period end. Borrowings under the Promissory Note are no longer available.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could materially differ from those estimates.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 18-month period, which is the initial period that we have to complete an initial business combination.

Net loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. As of September 30, 2025, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures’. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on June 19, 2024, our date of incorporation.

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, we are required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under the heading “Risk Factors” and elsewhere in the Prospectus, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There are no transactions that have not been previously included in a Current Report on Form 8-K.

Use of Proceeds

On October 1, 2025, we consummated our IPO of 5,750,000 Units, including 750,000 Units issued upon the full exercise of the underwriter’s over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000. The securities in our IPO were registered under the U.S. Securities Act of 1933, as amended, on a registration statement on Form S-1 (File No. 333-286983). The registration statement was declared effective on September 30, 2025.

Following the closing of our IPO, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in our IPO and Private Placement was placed in the Trust Account. The funds in the Trust Account will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the U.S. Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, or (ii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any), to complete our initial business combination.

Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the proceeds from the IPO and Private Placement held in the Trust Account will not be released until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within the Combination Period, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

Transaction costs relating to the IPO amounted to $3,063,880, consisting of $287,500 of cash underwriting commissions, $2,300,000 of fair value of Class A Ordinary Shares issued to the underwriter, and $476,380 of other offering costs.

There has been no material change in the planned use of the proceeds from the IPO and the Private Placement as is described in the Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association, dated September 29, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
4.1	Rights Agreement, dated September 30, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.1	Letter Agreement, dated September 30, 2025, by and between the Company and StoneBridge Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.2	Letter Agreement, dated September 30, 2025, by and among the Company, its officers and its directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.3	Investment Management Trust Agreement, dated September 30, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.4	Form of Registration Rights Agreement by and among the Company, the Company’s Sponsor, the Representative and each of the at-risk capital investors (incorporated by reference to Exhibit 10.3 to Amendment No.2 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on August 1, 2025).
10.5	Sponsor Units Purchase Agreement, dated September 30, 2025, by and between the Company and StoneBridge Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.6	Form of Subscription Agreement by and between the Company and each of the at-risk capital investors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.7	Administrative Services Agreement, dated September 30, 2025, between the Company and Scieniti LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.8	Form of Indemnity Agreement by and between the Company and each of the Company’s officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as filed with the SEC on May 5, 2025).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025	StoneBridge Acquisition II Corporation

	By:	/s/ Bhargav Marepally
Bhargav Marepally
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Prabhu Antony
Prabhu Antony
Chief Financial Officer (Principal Financial and Accounting Officer)