Form 10-K
period 2025-12-31
StoneBridge Acquisition II Corp
filed 2026-03-18
CIK 2043630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-42871

STONEBRIDGE ACQUISITION II CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World Trade Center Suite 8500 New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 314-3555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, par value $0.0001 per share, and one Right to acquire one-tenth of one Class A Ordinary Share	APACU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	APAC	The Nasdaq Stock Market LLC
Rights, each Right to acquire one-tenth of one Class A Ordinary Share	APACR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐;

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐;

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐;

The registrant was not a public company as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore the registrant cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date.

As of March 12, 2026, the registrant had a total of 6,133,750 Class A ordinary shares, $0.0001 par value, issued and outstanding, and 1,916,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Glossary of Terms

Unless otherwise stated in this annual report on Form 10-K for the year ended December 31, 2025, or this Annual Report, references to:

●	“Amended and Restated Memorandum and Articles of Association” are to our memorandum and articles of association as in effect on the date of the filing of this Annual Report;

●	“Annual Report” are to this Annual Report on Form 10-K for the year ended December 31, 2025;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, $0.0001 par value per share.

●	“Class B Ordinary Shares” are to our Class B ordinary shares, $0.0001 par value per share.

●	“Companies Act” or “Companies Law” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our Company” “we,” “us” or “our” are to StoneBridge Acquisition II Corporation, a Cayman Islands exempted company;

●	“completion window” are to (i) the period ending on the date that is 18 months from the closing of our IPO (or up to 24 months from the closing of our IPO if our sponsor elects to extend the period of time to consummate a business combination beyond the initial 18 months period for an additional period of two extensions of three (3) months), or such earlier liquidation date as our board of directors may approve, in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our Amended and Restated Memorandum and Articles of Association;

●	“Continental” are to Continental Stock Transfer & Trust Company, the trustee of the Trust Account and the rights agent for our rights.

●	“founder shares” are to our Class B Ordinary Shares initially purchased by our initial shareholders in private placements prior to our IPO and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A Ordinary Shares will not be “public shares”)

●	“initial shareholders” are to the holders of our founder shares immediately prior to our IPO, including our sponsor, the Maxim Individuals and the third-party investors;

●	“IPO” or “our IPO” are to our initial public offering consummated on October 1, 2025;

●	“management” or our “management team” are to our executive officers and directors;

●	“Maxim” or the “underwriter” are to Maxim Group LLC, the underwriter in our IPO;

●	“Maxim Individuals” are to certain individuals who are registered persons of Maxim and who purchased 215,000 founder shares and 22,152 private placement units simultaneously with the closing of our IPO;

●	“Ordinary Shares” are to our Class A Ordinary Shares and our Class B Ordinary Shares;

●	“private placement rights” are to the rights underlying the private placement units;

●	“private placement shares” are to the Class A Ordinary Shares underlying the private placement units;

●	“private placement units” are to the units issued to our sponsor, the Maxim Individuals and the third-party investors in a private placement simultaneously with the closing of our IPO;

●	“public rights” are to the rights sold as part of the units in our IPO (whether they were purchased in our IPO or are purchased thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and/or members of our management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that their status as a “public shareholder” will only exist with respect to such public shares;

●	“public shares” are to our Class A Ordinary Shares sold as part of the units in our IPO (whether they were purchased in our IPO or are purchased thereafter in the open market);

●	“public units” are to the units that were sold in our IPO, each consisting of one public share and one public right;

●	“Registration Statement” refers to our registration statement on Form S-1 filed in connection with our IPO and declared effective by the SEC on September 30, 2025;

●	“rights” are to our public rights and private placement rights;

●	“sponsor” are to StoneBridge Acquisition Sponsor II LLC, a Delaware limited liability company;

●	“third-party investors” means certain third-party investors that purchased 610,000 founder shares and 62,848 private placement units simultaneously with the closing of our IPO; and

●	“Trust Account” are to the trust account in which proceeds of our IPO and Private Placement are held.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, even if an appropriate target business is selected;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance, including following an initial business combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of the filing of this Annual Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

PART I

Item 1. Business

General

StoneBridge Acquisition II Corporation is a blank check company incorporated on June 19, 2024, as a Cayman Islands exempted company. We were formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. As of the date of the filing of this Annual Report, we have not yet selected any specific business combination target. While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on international businesses that would benefit in valuation arbitrage by going public in the United States on a U.S. national securities exchange. We currently intend to focus our search for an initial business combination target in the following key verticals: (i) Electronic Commerce, or Ecommerce, (ii) Financial Technology, or Fintech, (iii) Software as a Service, or SaaS, (iv) Renewable Energy, (v) Mining, and (vi) Information Technology, or IT, and IT-Enabled Services. Our current intended geographic focus is the Asia-Pacific, or APAC, and the Europe, Middle East and Africa, or EMEA, regions.

We are an emerging growth company and, as such, are subject to all of the risks associated with emerging growth companies. As of December 31, 2025, we had not yet commenced any operations. All activities for the period from June 19, 2024 (inception) through December 31, 2025 relate to our formation and our IPO, which is described below. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our IPO and held in the Trust Account. Our fiscal year end is December 31, 2025.

Prior to our IPO, our sponsor originally purchased 5,750,000 Class B Ordinary Shares, which we refer to in this Annual Report as the founder shares (up to 750,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option in our IPO was exercised), for $25,000. In connection with a reduction in the size of our IPO, the 5,750,000 founder shares owned by our sponsor was adjusted, for no additional consideration, to 1,916,667 founder shares (up to 250,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option in our IPO was exercised). On September 30, 2025, our sponsor forfeited an additional 825,000 founder shares, and the Maxim Individuals and the third-party investors purchased an aggregate of 825,000 founder shares (with the Maxim Individuals purchasing 215,000 of such founder shares and the third-party individuals purchasing 610,000 of such founder shares) at an aggregate purchase price of approximately $10,760, or approximately $0.013 per share. On February 5, 2026, our board of directors approved the grant and issuance of an aggregate of 100,000 founder shares to each of four independent members of our board of directors, as a one-time equity grant for their respective services on our board of directors and committees of our board of directors. The 100,000 founder shares were transferred by, and from, our sponsor to the four independent members of our board of directors. Prior to the initial investment in us of $25,000 by our sponsor, we had no assets, tangible or intangible.

On October 1, 2025, we consummated our IPO of 5,750,000 public units, including 750,000 public units issued upon the full exercise of the underwriter’s over-allotment option in the IPO. Each public unit consists of one Class A Ordinary Share, and one public right, with each public right entitling the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination. The public units were sold at an offering price of $10.00 per public unit, generating gross proceeds of $57,500,000, and incurring offering costs of $3,063,880, consisting of $287,500 of cash underwriting commissions, $2,300,000 of fair value of the Representative Shares (defined below) issued to the underwriter’s designee, and $476,380 of other offering costs. In connection with our IPO, we also issued 230,000 Class A Ordinary Shares, or the Representative Shares, to a designee of the underwriter in our IPO, as part of the underwriting compensation in our IPO. The Representative Shares are identical to the Class A Ordinary Shares included in the public units, except that the underwriter has agreed not to transfer, assign, sell, pledge, or hypothecate any such Representative Shares, or subject such Representative Shares to hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person until 180 days immediately following the commencement of sales of our securities in our IPO, subject to exceptions pursuant to FINRA Rule 5110(e)(2). The underwriter has also agreed not to transfer, assign or sell any such Representative Shares without our prior consent until the completion of our initial business combination. In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial business combination within completion window.

Simultaneously with the closing of our IPO, pursuant to a units purchase agreement between us and our sponsor, and certain subscription agreements between us and certain third-party investors, we completed the private sale, or the Private Placement, of an aggregate of 153,750 private placement units, at a price of $10.00 per private placement unit, generating aggregate gross proceeds of $1,537,500. Each private placement unit consists of one Class A Ordinary Share and one private placement right, with each one private placement right entitling the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination. The private placement units are identical to the public units sold in our IPO, except that, so long as they are held by our initial shareholders or their permitted transferees, the private placement units (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until immediately after the completion of our initial business combination, and (ii) will be entitled to registration rights. Additionally, our sponsor and the third-party investors have agreed not to transfer, assign or sell any of the private placement units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of our initial business combination. No underwriting discounts or commissions were paid with respect to such sale.

Following the closing of our IPO and the Private Placement, an amount of $57,500,000 ($10.00 per unit) from the net proceeds of the sale of the public units in our IPO and the private placement units in the Private Placement was placed in the Trust Account. The funds in the Trust Account will be invested or held only in (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the U.S. Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, or (ii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any), to complete our initial business combination.

We have until the date that is 18 months from the closing of our IPO (or April 1, 2027) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such 18 months, we may extend the period of time to consummate an initial business combination up to two times, each by an additional three (3) months (for a total of up to 24 months, or until October 1, 2027, to complete an initial business combination). The aforementioned extensions do not require shareholder approval. Pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the trust agreement between us and Continental entered into in connection with our IPO, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000, or $0.20 per share, if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination, and then only from the amount remaining in the Trust Account after redemptions in connection with our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us after redemptions in connection with our initial business combination. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement between us and our sponsor contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. In connection with any possible business combination, we may require that the target (or affiliates of any such target) provide an advance of funds (whether as a loan or other arrangement) to pay for any additional extension costs. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited.

If we anticipate that we may be unable to consummate our initial business combination within the deadlines described in the immediately preceding paragraph, we may seek shareholder approval to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate our initial business combination. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension. If we seek shareholder approval for an extension, holders of our public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or vote against, such amendment, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of income taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, we will redeem 100% of our public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of income taxes payable and less up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to other requirements of applicable law.

If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and the private placement units (including its constituent securities) will expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account.

Our units, Class A Ordinary Shares and rights are listed on the Nasdaq Capital Market under the symbols “APACU,” “APAC” and “APACR,” respectively.

Our Management Team

For more information on the experience and background of our management team, see the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance.”

Business Combination Criteria

While we may acquire a business in any industry and in any geography, we plan to focus our pursuit for business combination opportunities with international businesses that would benefit in valuation arbitrage by going public in the United States on a U.S. national securities exchange. In particular, we intend to focus our search for an initial business combination target in the following key verticals: (i) Ecommerce, (ii) Fintech, (iii) SaaS, (iv) Renewable Energy, (v) Mining, and (vi) IT and IT-Enabled Services. Our current intended geographic focus are the APAC and EMEA regions.

We expect to utilize our management team’s experience in operating and leading international businesses and to leverage their network of relationships to identify attractive businesses within our areas of focus.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria and guidelines.

●	Sustainable Earnings with Significant Growth: We will be looking to acquire a business that has an established market share, consistent cash flow, and significant growth potential.

●	Public Market Reception: During the acquisition process, we will place strong emphasis on the viability of the business to operate within the public markets, and additionally, the reception the markets will provide for the business we select. We intend to find a company that generates public market enthusiasm once an acquisition is announced.

●	Barriers to Entry: We will be looking at what, if any, barriers to entry there are for new competitors to come into the market or for current competitors to offer similar products. Ideally, the company we select will have a high barrier to entry, enabling stronger competitive advantages for the company we acquire.

●	Competitive Advantages: We will be examining the competitive advantages a company has established within its industry, and how these advantages enable the business to gain excess market share, higher margins, and higher demand, among other advantages.

●	Public Markets Management Team: We will be searching for a company that will have a management team ready for the public markets and that can operate with our team as advisors.

●	Leveraging our management team’s experiences: We intend to find a business that will complement our team’s expertise and enable our team to contribute significant value to its operations.

●	Other criteria: In evaluating prospective targets, we may also consider criteria such as general financial condition, capital requirements, internal structure, corporate governance, the impact of current and future regulations, licensing and other market and geographic-specific conditions.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, (i) meetings with incumbent management, and if applicable, advisors, (ii) document reviews, (iii) interviews with various stakeholders, including, but not limited to, employees, customers and suppliers, (iv) on-site inspection of facilities, and (v) reviewing financial, operational, legal and other information that will be made available to us.

Our above-mentioned acquisition criteria and due diligence processes are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, or SPACs, other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. In addition, as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested in consummating a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Initial Business Combination

Nasdaq rules require that our initial business combination must occur with one or more operating businesses or assets with an aggregate fair market value equal to at least 80% of the assets held in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We have until the date that is 18 months from the closing of our IPO (or April 1, 2027) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such 18 months, we may extend the period of time to consummate a business combination up to two times, each by an additional three (3) months (for a total of up to 24 months, or until October 1, 2027, to complete a business combination). The aforementioned extensions do not require shareholder approval. Pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the Trust Agreement we entered into with Continental in connection with our IPO, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000, or $0.20 per share, if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination, and then only from the amount remaining in the Trust Account after redemptions in connection with our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us after redemptions in connection with our initial business combination. If we do not complete an initial business combination, we will not repay such loans. Furthermore, the letter agreement with our sponsor contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete an initial business combination. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. In connection with any possible initial business combination, we may require that the target (or affiliates of any such target) provide an advance of funds (whether as a loan or other arrangement) to pay for any additional extension costs. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited.

If we anticipate that we may be unable to consummate our initial business combination within the applicable deadlines described in the immediately preceding paragraph, we may seek shareholder approval to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate our initial business combination. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension. If we seek shareholder approval for an extension, holders of our public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of income taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, we will redeem 100% of our public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of income taxes payable and less up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to other requirements of applicable law.

If we are unable to complete an initial business combination within the completion window, we will be unable to repay any loans including loans from our sponsor, reimburse out-of-pocket expenses and make payments for rent and administrative services or expenses incurred in connection with pursuing an initial business combination, except to the extent of the limited funds available outside of the Trust Account, which could create a material conflict of interest in evaluating a potential initial business combination. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares, private placement units, private placement shares and private placement rights will be worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. If our securities are not listed on the Nasdaq prior to our initial business combination, we would not be required to satisfy the 80% fair market test. However, we intend to satisfy the 80% fair market test even if our securities are not listed on the Nasdaq at the time of our initial business combination.

Our securities are currently registered under Section 12 of the Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the Private Placement, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), our shares, debt, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A Ordinary Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

As of the date of the filing of this Annual Report, we have not selected any business combination target. While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on international businesses that would benefit in valuation arbitrage by going public in the United States on a U.S national securities exchange. We currently intend to focus our search for an initial business combination target in the following key verticals: (i) Ecommerce, (ii) Fintech, (iii) SaaS, (iv) Renewable Energy, (v) Mining, and (vi) IT and IT-Enabled Services. Our current intended geographic focus is the APAC and EMEA regions. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement units in the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our Registration Statement and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial business combination, there may be payment by us to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the Trust Account.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or our officers or directors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our sponsor or our officers or directors (or their respective affiliates or related entities). In connection with our initial business combination (including in the event that we seek to complete our initial business combination with a target that is affiliated (as defined in our Amended and Restated Memorandum and Articles of Association) with our sponsor or our officers or directors (or their respective affiliates or related entities)), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that our initial business combination is fair to our Company from a financial point of view.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Memorandum and Articles of Association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue Class A Ordinary Shares that will be equal to or in excess of 20% of the number of our Class A Ordinary Shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers and their affiliates may purchase public shares in privately negotiated transactions or in the open market prior to our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares in such transactions.

The purpose of any such transaction could be to (i) increase the likelihood of closing the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers and their affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, directors, officers and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, directors, officers and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers and their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers and their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, directors, officers and their affiliates;

○	the impact, if any, of the purchases by our sponsor, directors, officers and their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of our security holders who sold to our sponsor, directors, officers and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers and their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against, our initial business combination, all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (net of income taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. Our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares in connection with the completion of our initial business combination. The Maxim Individuals and the third-party investors are not required to (i) hold any public units, public shares or public rights they purchased in our IPO or thereafter for any amount of time, (ii) vote any public shares they may own at the applicable time in favor of our initial business combination, or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. However, due to their ownership of the founder shares and the private placement units, the Maxim Investors and the third-party investors may nonetheless be incentivized to vote any public shares they own in favor of our initial business combination.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all public shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against, our initial business combination, all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Memorandum and Articles of Association would require shareholder approval. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above are contained in provisions of our Amended and Restated Memorandum and Articles of Association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our Amended and Restated Memorandum and Articles of Association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our Amended and Restated Memorandum and Articles of Association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. A quorum for such meeting will be present if the holders of at least one third of our issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained.

However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. In addition, prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all public shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Memorandum and Articles of Association provide that we will have only the duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of income taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the Trust Account. However, if our sponsor or management team hold public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of income taxes payable), divided by the number of then outstanding public shares. The third-party investors are not required to (i) hold any public units, public shares or public rights they purchased in our IPO or thereafter for any amount of time, (ii) vote any public shares they may own at the applicable time in favor of our initial business combination, or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The third-party investors will have the same rights to the funds held in the Trust Account with respect to public shares underlying public units they purchased in our IPO as the rights afforded to our other public shareholders.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement units in the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest earned on the Trust Account less income taxes payable, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. EC Barrett, LLC, our independent registered public accounting firm, and the underwriter of our IPO have not executed agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. We currently have access to up to approximately $338,289 (as of March 16, 2026) from the proceeds of our IPO and the sale of the private placement units in the Private Placement with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return at least $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event that we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other SPACs, other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at One World Trade Center, Suite 8500, New York, New York 10007, provided to us by our sponsor. We have agreed to pay Scieniti LLC, an affiliate of our sponsor, $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Employees

We currently have two officers: Bhargav Marepally and Prabhu Antony. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A Ordinary Shares and rights are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeded $700 million as of the end of that year’s second fiscal quarter.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to the following:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, our other initial shareholders and our officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares from public shareholders, which will reduce the public “float” of our securities.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If the net proceeds of our IPO and the sale of the private placement units in the Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive less interest on the funds held in the Trust Account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

●	Unlike some other similarly structured SPACs, our initial shareholders will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial business combination.

●	Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

●	As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested in consummating a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our initial shareholders for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	We may be a passive foreign investment company, or PFIC, which could result in adverse United States federal income tax consequences to U.S. investors.

●	If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A Ordinary Shares after or in connection with such initial business combination.

Item 1A. Risk Factors

You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our Class A Ordinary Shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our sponsor, our other initial shareholders and our officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders and management team collectively own as least 25% of our issued and outstanding Ordinary Shares. Our sponsor and management team also may from time to time purchase Class A Ordinary Shares prior to our initial business combination. Our Amended and Restated Memorandum and Articles of Association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law and our Amended and Restated Memorandum and Articles of Association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, in addition to our founder shares and our sponsor’s private placement shares, we would need 2,039,792, or approximately 35.6%, of the 5,750,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted, and members of our management team do not acquire any additional Class A Ordinary Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Memorandum and Articles of Association, vote their Ordinary Shares at a general meeting of the company, we will not need any public shares in addition to our founder shares and our sponsor’s private placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

Our sponsor has the right to extend the term we have to consummate our initial business combination, without providing our shareholders with redemption rights.

We will have until 18 months from the closing of our IPO (or until April 1, 2027) to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such18 months, we may extend the period of time to consummate a business combination up to two times, each by an additional three (3) months (for a total of up to 24 months to complete a business combination (or until October 1, 20227)), subject to the deposit of additional funds into the Trust Account by our sponsor or its affiliates or designees as set out elsewhere in this Annual Report. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extensions. In order for the time available for us to consummate our initial business combination to be extended, our sponsors or their affiliates or designees must deposit into the Trust Account.

Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination, and then only from the amount remaining in the Trust Account after redemptions in connection with our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us after redemptions in connection with our initial business combination. The obligation to repay any such loans may reduce the amount available to us to pay as purchase price in our initial business combination, and/or may reduce the amount of funds available to the combined company following the initial business combination. This feature is different than the traditional SPAC structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s shareholders and shareholders have the right to redeem their public shares in connection with such vote, and which do not provide the sponsor with the right to loan funds to the company to fund extension payments. In order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000, or $0.20 per share, if we extend for the full six months).

If we do not complete an initial business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would make us unable to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of our Class B Ordinary Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem public shares for which redemption is requested may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Ordinary Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your Class A Ordinary Shares. The effect of this dilution will be greater for shareholders who do not redeem. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you will not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the completion window. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may not be able to complete our initial business combination within the completion window, in which case we would redeem our public shares.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of income taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our rights will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described herein.

Our sponsor and/or our shareholders may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the rights will be worthless.

We have until the date that is 18 months from the closing of our IPO (or until April 1, 2027) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such 18 months, we may extend the period of time to consummate a business combination up to two times, each by an additional three (3) months (for a total of up to 24 months to complete a business combination (or until October 1, 2027)). The aforementioned extensions do not require shareholder approval. Pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the trust agreement we entered into with Continental in connection with our IPO, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000, or $0.20 per share, if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination, and then only from the amount remaining in the Trust Account after redemptions in connection with our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us after redemptions in connection with our initial business combination. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete an initial business combination. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within the aforementioned period, we may seek shareholder approval to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate our initial business combination. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of income taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our rights will be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares from public shareholders, which will reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers and their affiliates may purchase public shares in privately negotiated transactions or in the open market prior to our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares in such transactions.

The purpose of any such transactions could be to (i) increase the likelihood of closing the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a U.S. national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers and their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers and their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, directors, officers and their affiliates;

○	the impact, if any, of the purchases by our sponsor, directors, officers and their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of our security holders who sold to our sponsor, directors, officers and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers and their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Business—Effecting Our Initial Business Combination - Permitted Purchases of Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

We may approve an amendment or waiver of our letter agreement with our sponsor, directors and officers that would allow our sponsor to directly, or the members of our sponsor to indirectly, transfer founder shares and private placement shares or membership interests in our sponsor in a transaction in which our sponsor removes itself as our sponsor before identifying an initial business combination, which may deprive us of key personnel.

We may approve an amendment or waiver of our letter agreement with our sponsor, directors and officers that would allow our sponsor to directly, or the members of our sponsor to indirectly, transfer founder shares and private placement shares or membership interests in our sponsor in a transaction in which our sponsor removes itself as our sponsor before identifying an initial business combination. As a result, there is a risk that our sponsor and our officers and directors who have an ownership interest in our sponsor may divest their ownership or economic interests in us or in our sponsor, which would likely result in our loss of key personnel. Any transferee would be required to agree to the transfer and non-redemption restrictions contained in the letter agreement, and such persons may not be released from those transfer and non-redemption restrictions prior to our initial business combination. There can be no assurance that any replacement sponsor or key personnel will successfully identify an initial business combination target for us, or, even if one is so identified, successfully complete such initial business combination.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section entitled “Business—Effecting Our Initial Business Combination—Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions or reduce protections under Nasdaq rules available to them.

Our units, Class A Ordinary Shares and rights are currently listed on the Nasdaq Capital Market. We cannot however assure you that such securities will continue to be listed on Nasdaq prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity and a minimum number of holders of our securities. Additionally, following closing of our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements on a post-closing basis, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, after closing, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities prior to closing of any business combination, we and our investors could be subject to the following adverse consequences:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; and

●	the lack of protection afforded under Nasdaq rules that requires any business combination have a fair market value of at least 80% of the assets held in trust.

If Nasdaq delists our securities from trading on its exchange following the closing of our business combination and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A Ordinary Shares and rights are listed on Nasdaq, our units, Class A Ordinary Shares and rights are covered securities. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 under the Securities Act.

Since the net proceeds of our IPO and the sale of the private placement units in the Private Placement are intended to be used to complete one or more initial business combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our IPO and the sale of the private placement units in the Private Placement and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not, and will not be, afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our IPO had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our rights will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our rights will expire worthless.

If the net proceeds of our IPO and the sale of the private placement units in the Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our IPO and the Private Placement, only $500,000 was made available to us initially outside the Trust Account to fund our working capital requirements. As of December 31, 2025, $504,011 remained available to us to fund our working capital requirement. We believe the funds available to us outside of the Trust Account, will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, our management team or other third parties to operate or may be forced to liquidate.

Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination after redemptions in connection with our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our rights will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. EC Barrett, LLC, our independent registered public accounting firm, has not executed an agreement with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to our letter agreement with our sponsor, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less income taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy or other court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs, or the SPAC Rules, requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “—Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations,” the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our anticipated activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Notwithstanding our investment activities or mitigation measures, we could still be deemed to be or have been an investment company at any time since our inception.

Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act, although we cannot assure you that we will not be deemed to be or have been an “investment company” since our inception, despite the restrictions we implement, our investment activities or mitigation measures. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our rights will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our public shareholders would receive less upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated.

The funds to be held in the Trust Account are currently held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the Trust Account than we would earn if the Trust Account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes. As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit at a bank could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated.

In addition, we may still be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, our rights would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination. In addition, upon moving the funds from the Trust Account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation, or FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our Trust Account will be guaranteed by the FDIC.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the recent escalation of the Israel-Hamas conflict, and the recent military conflict involving Iran and certain regional and international actors.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the escalation of the Israel-Hamas conflict, and the recent military conflict involving Iran and certain regional and international actors. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization, or NATO, deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system.

In addition, tensions in the Middle East have increased significantly due to the escalation of the Israel-Hamas conflict and the subsequent expansion of hostilities involving Iran, Israel, the United States and other regional actors. Military operations, retaliatory strikes and related security incidents have occurred across several countries in the region, including attacks on military installations, energy infrastructure and shipping routes in the Persian Gulf and surrounding areas. These developments have contributed to heightened geopolitical tensions, disruptions to global shipping and energy markets, and increased volatility in commodity prices and financial markets.

Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Iran, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the escalation of the Israel-Hamas conflict and the expansion of regional hostilities involving Iran, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of these conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, disruptions to global energy and shipping routes, and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict, the expansion of regional hostilities involving Iran and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

In addition, military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond the end of the completion window before redemption from our Trust Account.

If we are unable to consummate our initial business combination within the completion window, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of income taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Amended and Restated Memorandum and Articles of Association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their public shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and to imprisonment in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our public shareholders to discuss company affairs with management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on international businesses in the APAC and MENA regions in certain key verticals that would benefit in valuation arbitrage by going public in the United States on a U.S. national securities exchange.

Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the completion window, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our rights will expire worthless.

We may need to obtain additional financing to complete our initial business combination.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, due to certain anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values between $50.0 million and $200.0 million, although we may consider a target entity with a smaller or larger enterprise value, which represents enterprise values that are greater than the net proceeds of our IPO and Private Placement. As a result, if the cash portion of the purchase price of a target entity exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we expect that we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We may issue additional Class A Ordinary Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Ordinary Shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 200,000,000 Class A Ordinary Shares, 20,000,000 Class B Ordinary Shares, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of the filing of this Annual Report, there are 193,866,250 and 18,083,333 authorized but unissued Class A Ordinary Shares and Class B Ordinary Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding rights or shares issuable upon conversion of the Class B Ordinary Shares. The Class B Ordinary Shares are automatically convertible into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) concurrently with the consummation of our initial business combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth in our Amended and Restated Memorandum and Articles of Association, including in certain circumstances in which we issue Class A Ordinary Shares or equity-linked securities related to our initial business combination. As of the date of the filing of this Annual Report, there are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Amended and Restated Memorandum and Articles of Association provide, among other things, that prior to our initial business combination, except in connection with the conversion of Class B Ordinary Shares into Class A Ordinary Shares where the holders of such shares have waived any rights to receive funds from the Trust Account, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with public shares on any initial business combination. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of then current investors, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or rights.

Unlike some other similarly structured SPACs, our initial shareholders will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) concurrently with the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to certain further adjustments. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in our IPO and related to or in connection with the closing of the initial business combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of our IPO (excluding the Class A Ordinary Shares underlying the private placement units issued to our sponsor, the Maxim Individuals and the third-party investors and the Representative Shares), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent rights issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A Ordinary Shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or lower, at a price that approximates the per-share amounts in our Trust Account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

Prior to the consummation of an initial business combination, only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the completion window, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our rights will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, our officers and directors, and the respective affiliates of the foregoing or existing holders. Our officers and directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance.” Our sponsor and our officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. We may pursue a business combination with an affiliated entity if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm regarding the fairness to our company from a financial point of view, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors, any other holder of our founder shares, and the underwriter in our IPO may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquired during or after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On August 27, 2024, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 founder shares (up to 750,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option in our IPO was exercised). In connection with a reduction in the size of our IPO, on April 21, 2025, the 5,750,000 founder shares owned by our sponsor was adjusted, for no additional consideration, to 1,916,667 founder shares (up to 250,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option in our IPO was exercised). On September 30, 2025, our sponsor forfeited an additional 825,000 founder shares, and the Maxim Individuals and the third-party investors purchased an aggregate of 825,000 founder shares (with the Maxim Individuals purchasing 215,000 of such founder shares and the third-party individuals purchasing 610,000 of such founder shares) at an aggregate purchase price of approximately $10,760, or approximately $0.013 per share. Consequently, the founder shares held by our sponsor, the Maxim Individuals and the third-party individuals are deemed to have been purchased for approximately $0.013 per share.

Prior to our sponsor’s initial investment in us of $25,000, we had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the Trust Account. In addition, our sponsor, the Maxim Individuals and the third party investors collectively purchased an aggregate of 153,750 private placement units, at a price of $10.00 per private placement unit, for an aggregate purchase price of $1,537,500, in the Private Placement. Of such 153,750 private placement units, 68,750 private placement units were purchased by our sponsor, 22,152 private placement units were purchased by the Maxim Individuals, and 62,848 private placement units were purchased by the third-party investors.

If we do not complete an initial business combination within the completion window, the private placement units will be worthless. The personal and financial interests of our sponsor, and our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination, unless such completion window is extended as described herein.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of the filing of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of this offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our Amended and Restated Memorandum and Articles of Association does not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our Amended and Restated Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments. For example, SPACs have extended the time to consummate an initial business combination. Amending our Amended and Restated Memorandum and Articles of Association will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, and, solely with respect to any amendment to the terms of the private placement units (including, for the avoidance of doubt, the forfeiture or cancellation of any private placement units or working capital private placement units), 50% of the then outstanding private placement units. In addition, our Amended and Restated Memorandum and Articles of Association requires us to provide our public shareholders with the opportunity to redeem their public shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, for cash if we propose an amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities sold in our IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Amended and Restated Memorandum and Articles of Association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend our Amended and Restated Memorandum and Articles of Association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Amended and Restated Memorandum and Articles of Association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the Private Placement into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands, which require a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company) may be amended if approved by special resolution under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by the affirmative vote of at least two-thirds of our Ordinary Shares which are represented in person or by proxy and are voted at a general meeting of the company. Our initial shareholders and management team, who collectively beneficially own 25% of our Ordinary Shares, will participate in any vote to amend our Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Amended and Restated Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other SPACs, and this may increase our ability to complete a business combination with which you do not agree.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of income taxes payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and Private Placement will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If such net proceeds prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns approximately 13.2% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Memorandum and Articles of Association. This concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor. In addition, the founder shares, which represent 25% of our issued and outstanding Ordinary Shares, entitle the holders thereof to appoint all of our directors prior to the consummation of our initial business combination. Holders of our public shares have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our Amended and Restated Memorandum and Articles of Association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. If our sponsor purchases any additional Class A Ordinary Shares in the market or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, the Committee on Foreign Investment in the United States, or CFIUS, has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Our sponsor is a limited liability company formed in Delaware and is not a non-U.S. person, is not controlled by a non-U.S. person, and does not have any members who are or have substantial ties to a non-U.S. person. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our Amended and Restated Memorandum and Articles of Association, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of income taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our rights may be worthless.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested in consummating a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account are initially held in banks and other financial institutions and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable FDIC insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our Trust Account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The departure of an acquisition candidate’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may: structure our business combination in a manner that requires shareholders to recognize gain or income for tax purposes; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B Ordinary Shares will be entitled to vote prior to our initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A Ordinary Shares after the reincorporation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other SPACs, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other SPAC prior to completion of our initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other SPAC with which they may become involved. Our sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which SPAC they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future SPACs. As a result, our sponsor, officers and directors may pursue business combinations for SPACs that it has sponsored in any order, which could result in its more recent SPACs completing business combinations prior to its SPACs that were launched earlier. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, or the third-party investors. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage Maxim as our financial advisor in connection with our initial business combination and as placement agent in connection with any private placement financing associated with our initial business combination. Financial interests in the completion our initial business combination may create conflicts of interest in connection with Maxim’s provisions of such services.

We may engage Maxim, which was the underwriter in our IPO, as our financial advisor in connection with our initial business combination and/or as placement agent in connection with any private placement financing associated with our initial business combination. The terms of any such engagement will be set forth in a separate agreement among us, Maxim, and any other placement agent(s), and will contain terms, conditions and fees, or collectively, the Maxim Advisory Fees, that are customary for investment banks for similar transactions. Pursuant to any such engagement, the Maxim Advisory Fees would likely be conditioned upon the completion of our initial business combination. In connection with our IPO, the Maxim Individuals purchased 215,000 founder shares for an aggregate purchase price of approximately $2,804 and 22,152 private placement units for an aggregate purchase price of $221,520. These founder shares and private placement units (including the underlying securities) will be worthless if we do not consummate our initial business combination. To the extent that the Maxim Advisory Fees being conditioned on the completion of our initial business combination, and the Maxim Individuals’ interest in founder shares and private placement units (and the underlying securities), which will expire worthless if we fail to consummate an initial business combination within the completion window, Maxim will have financial interests in the completion of the initial business combination that may create conflicts of interest in connection the services described above. If we retain Maxim as our financial advisor or placement agent in connection with our initial business combination, Maxim and the Maxim Individuals will have financial interests in the completion of the initial business combination that may influence the advice that Maxim provides to us, which advice may contribute to our decision on whether to pursue a business combination with any target and impact the terms of any potential business combination.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our initial shareholders and management contain provisions relating to transfer restrictions of our founder shares and private placement units, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for a specified number of days will require the prior written consent of the underwriter of our IPO). Our board, in exercising its business judgment and subject to its fiduciary duties, may choose to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described elsewhere in this Annual Report, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

The nominal purchase price paid by our initial shareholders for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our initial shareholders are likely to make a substantial profit on their investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Ordinary Shares to materially decline.

Our public units were sold in our IPO for $10.00 per unit and the amount deposited in the Trust Account was initially $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to our IPO, our sponsor paid a nominal purchase price of approximately $0.013 per founder share for its founder shares, and the Maxim Individuals and third-party investors paid a nominal purchase price of approximately $0.013 per founder share for their founder shares. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. Due to the nominal price paid by our initial shareholders for our founder shares, even if the trading price of our Class A Ordinary Shares significantly declines, the value of the founder shares held by our initial shareholders will be significantly greater than the amount our initial shareholders paid to purchase such shares. In addition, our initial shareholders could potentially recoup their entire investment in our company even if the trading price of our Class A Ordinary Shares after the initial business combination significantly declines. As a result, our initial shareholders are likely to earn a substantial profit on their investment in us upon disposition of their Class A Ordinary Shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination. Our sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares. In addition, given the foregoing, our third-party investors will have an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the Trust Account for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A Ordinary Shares.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our Amended and Restated Memorandum and Articles of Association, the Companies Act and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States. We have been advised that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our Amended and Restated Memorandum and Articles of Association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Amended and Restated Memorandum and Articles of Association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Amended and Restated Memorandum and Articles of Association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Amended and Restated Memorandum and Articles of Association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Amended and Restated Memorandum and Articles of Association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Amended and Restated Memorandum and Articles of Association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Amended and Restated Memorandum and Articles of Association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Amended and Restated Memorandum and Articles of Association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, it is unclear whether the redemption rights with respect to our Class A Ordinary Shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A Ordinary Shares will depend on whether the redemption qualifies as a sale of such Class A Ordinary Shares under Section 302(a) of the U.S. Internal Revenue Code of 1986, as amended, or the Code, which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem public shares (including any shares constructively owned by the holder as a result of owning private placement units or public units or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A Ordinary Shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

If our business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of shares by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. For instance, the U.S. Department of the Treasury recently issued guidance clarifying when certain repurchases would be exempt from the excise tax, such as where the repurchases occur in the same year that the repurchasing company undertakes a complete liquidation (as described in Section 331 of the Code). However, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Ordinary Shares, including redemptions related to extension votes, in a business combination in which we remain a Cayman Islands exempted company or otherwise (absent any regulations and other additional guidance that may be issued in the future with retroactive effect). However, in connection with a business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a U.S. corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions related to extension votes or in connection with the business combination, that are treated as repurchases for this purpose (other than, pursuant to issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the Company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our shares redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of shares by a repurchasing company in a year in which such company repurchases shares may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing company itself, not the shareholders from which shares are repurchased. The imposition of the excise tax as a result of redemptions in connection with a business combination or in connection with any extension of time to consummate a business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

Certain agreements related to our IPO may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to our IPO, the letter agreement among us and our initial shareholders, the registration rights agreement among us and our initial shareholders and the administrative services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. Our board, in exercising its business judgment and subject to its fiduciary duties, may choose to approve one or more amendments to any such agreements in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may amend the terms of the rights in a manner that may be adverse to holders of public rights with the approval by the holders of at least 50% of the then outstanding public rights.

Our rights were issued in registered form under a rights agreement between Continental, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the rights agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the rights agreement as the parties to the rights agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the rights, provided that the approval by the holders of at least 50% of the then outstanding public rights is required to make any change that adversely affects the interests of the registered holders of public rights. Accordingly, we may amend the terms of the public rights in a manner adverse to a holder of public rights if holders of at least 50% of the then outstanding public rights approve of such amendment.

Our rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, must be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We have waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such rights holder in any such enforcement action by service upon such rights holder’s counsel in the foreign action as agent for such rights holder. This choice-of-forum provision may limit a rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our rights may have an adverse effect on the market price of our Ordinary Shares and make it more difficult to effectuate our initial business combination.

The potential for the issuance of a substantial number of additional shares upon conversion of our rights could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when converted, will increase the number of issued and outstanding Ordinary Shares and reduce the value of the shares issued to complete the business combination. Accordingly, our rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the Ordinary Shares underlying the rights could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights are exercised, you may experience dilution to your holdings.

The grant of registration rights to initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of our securities in our IPO, our initial shareholders and their permitted transferees can demand that we register the Class A Ordinary Shares into which founder shares are convertible, holders of our private placement units and their permitted transferees can demand that we register the private placement units and the Class A Ordinary Shares issuable upon exercise of the private placement units or holders of securities that may be issued upon conversion of working capital loans and their permitted transferees may demand that we register such units, shares, rights or the Class A Ordinary Shares underlying such rights and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the Ordinary Shares owned by our initial shareholders, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, we had cash of $503,830. Substantially all of our current assets are held in the Trust Account and are not available to fund our operating expenses. In addition, our Class A Ordinary Shares are subject to possible redemption, which may require the use of funds from the Trust Account. We have not commenced any operating activities and we do not generate operating revenues. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition strategy and in connection with identifying and consummating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to consummate an initial business combination will be successful. The financial statements included elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate an initial business combination and to continue as a going concern.

Past performance by our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

Information regarding our management team, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or PFIC, which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A Ordinary Shares, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for a PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the

Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. Such reduced disclosure obligations may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We are a SPAC with no business operations. Our current cybersecurity risk management program is thus intended to protect the confidentiality, integrity, and availability of our information systems and data, support our obligations under U.S. federal securities laws, and reflect our limited pre-business-combination operations. We maintain a risk-based cybersecurity risk management program that is appropriately scaled to our size, complexity, and limited operations as a SPAC. The program includes:

●	Identification of cybersecurity risks associated with third-party service providers, including administrators, transfer agents, legal advisors, auditors, and financial advisors;

●	Periodic assessment of cybersecurity risks related to financial reporting systems, investor data, and transaction-related information;

●	Use of contractual protections and access controls to safeguard sensitive information; and

●	Integration of cybersecurity considerations into the Company’s enterprise risk management and business combination evaluation processes.

Consistent with our limited operational footprint, we rely primarily on administrative and contractual controls, including:

●	Role-based access controls and least-privilege principles for Company information;

●	Secure handling and transmission of confidential and material non-public information;

●	Oversight of document management and virtual data room security used in connection with potential business combinations;

●	Backup and retention practices for critical corporate and financial records; and

●	Physical and logical security measures implemented by third-party service providers.

Given our reliance on third-party service providers, we manage cybersecurity risk by:

●	Conducting reasonable diligence on third-party service providers’ cybersecurity practices;

●	Including appropriate confidentiality, data protection, and cybersecurity provisions in material contracts;

●	Monitoring third-party relationships for material cybersecurity risks; and

●	Considering cybersecurity risk as part of the due diligence process for any initial business combination.

We also maintain incident response procedures scaled to our operations, which are designed to:

●	Assess and contain cybersecurity incidents;

●	Escalate potentially material incidents to senior management and our board of directors;

●	Coordinate with legal counsel and third-party experts as appropriate; and

●	Evaluate whether any incident requires public disclosure under applicable securities laws.

We evaluate cybersecurity risks and incidents to determine whether disclosure is required under applicable securities laws and stock exchange rules. Any material cybersecurity incident must be disclosed in a timely manner in accordance with SEC rules.

As of the date of this Annual Report, we do not believe that any risks from cybersecurity threats, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us.

Governance

Our board of directors has ultimate oversight responsibility for cybersecurity risk. In light of our limited operations prior to the consummation of an initial business combination, our board of directors (or the audit committee of our board of directors, if so delegated by our board of directors) is tasked with:

●	Receiving periodic updates from management regarding cybersecurity risks relevant to our operations and third-party service providers;

●	Reviewing material cybersecurity risks and any material cybersecurity incidents;

●	Overseeing management’s processes for assessing cybersecurity risks associated with potential business combination targets; and

●	Overseeing compliance with applicable cybersecurity disclosure obligations under the U.S. federal securities laws.

We currently have minimal internal information technology infrastructure. Management, including our Chief Executive Officer or another designated executive officer, is responsible for coordinating cybersecurity risk management, including oversight of third-party service providers, advisors, and vendors that support our operations.

Item 2. Properties

We currently utilize office space at One World Trade Center, Suite 8500, New York, New York 10007, provided to us by our sponsor. We have agreed to pay Scieniti LLC, an affiliate of our sponsor, $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings. There is no material litigation, arbitration or governmental proceeding currently pending against us or, to our knowledge, any members of our management team in their capacities as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A Ordinary Shares, and rights are listed on the Nasdaq Capital Market under the symbols “APACU,” “APAC,” and “APACR” respectively. Our units commenced public trading on September 30, 2025, and our Class A Ordinary Shares and rights commenced separate public trading on November 21, 2025.

Holders

As of March 12, 2026, there were 18 holders of record of our units, two holders of record of our Class A Ordinary Shares, 21 holders of record of our Class B Ordinary Shares, and one holder of record of our rights.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. A Cayman Islands company may pay a dividend on its shares out of either profit or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of the board of directors of the combined company at such time. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

Prior to our IPO, our sponsor acquired from us an aggregate of 5,750,000 Class B Ordinary Shares, for an aggregate purchase price of $25,000, or approximately $0.004 per share. Subsequently, in connection with a reduction in the size of our IPO, on April 21, 2025, the 5,750,000 founder shares owned by our sponsor was adjusted, for no additional consideration, to 1,916,667 founder shares. On September 30, 2025, our sponsor forfeited an additional 825,000 founder shares, and at-risk capital investors purchased an aggregate of 825,000 founder shares pursuant to subscription agreements (with the Maxim individuals purchasing 215,000 of such founder shares and the third-party investors purchasing 610,000 of such founder shares) at an aggregate purchase price of approximately $10,760, or approximately $0.013 per share, which resulted in our sponsor owning 1,091,667 founder shares. The founder shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as provided in our Amended and Restated Memorandum and Articles of Association. No underwriting discounts or commissions were paid with respect to such sale. The issuances of the founder shares were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of our IPO, pursuant to a units purchase agreement between us and our sponsor, and certain subscription agreements between us and certain at-risk capital investors, we completed the Private Placement of an aggregate of 153,750 private placement units, consisting of (i) 68,750 private placement units to our sponsor and (ii) 85,000 private placement units to the other investors, in each case at a price of $10.00 per private placement unit, generating aggregate gross proceeds of $1,537,500. Each private placement unit consists of one Class A Ordinary Share and one private placement right, with each one private placement right entitling the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination. The private placement units are identical to the public units sold in our IPO, except that, so long as they are held by our initial shareholders or their permitted transferees, the private placement units (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until immediately after the completion of our initial business combination, and (ii) will be entitled to registration rights. Additionally, our sponsor and the third-party investors have agreed not to transfer, assign or sell any of the private placement units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of our initial business combination. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Subsequent to period end, on February 5, 2026, our board of directors approved the grant, and transfer by our sponsor, of an aggregate of 100,000 Class B Ordinary Shares then held by our sponsor, to each of four independent members of our board of directors, as a one-time equity grant for their respective services on our board of directors and committees of our board of directors, as follows: (i) 25,000 Class B Ordinary Shares to Richard Saldanha; (ii) 25,000 Class B Ordinary Shares to Joel Huffman; (iii) 25,000 Class B Ordinary Shares to Roshan Boodhoo; and (iv) 25,000 Class B ordinary shares to Mahboob Subuhani Mohamed Mohideen. The 100,000 Class B Ordinary Shares were transferred to the above-named members of our board of directors by our sponsor, from existing Class B Ordinary Shares then held by our sponsor. Such Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as provided in our Amended and Restated Memorandum and Articles of Association. The above transfers were made pursuant to the exemption from registration contained in Section 4 of the Securities Act.

Use of Proceeds from Registered Securities

On October 1, 2025, we consummated our IPO of 5,750,000 public units, including 750,000 public units issued upon the full exercise of the underwriter’s over-allotment option. The public units were sold at an offering price of $10.00 per public unit, generating gross proceeds of $57,500,000. In connection with the IPO, we also issued 230,000 Representative Shares to a designee of the underwriter in our IPO, as part of the underwriting compensation in our IPO. The securities in our IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-286983). The registration statement was declared effective on September 30, 2025.

Simultaneously with the closing of our IPO, pursuant to a units purchase agreement between us and our sponsor, and certain subscription agreements between us and certain at-risk capital investors, we completed the Private Placement of an aggregate of 153,750 private placement units, consisting of (i) 68,750 private placement units to our sponsor and (ii) 85,000 private placement units to the other investors, in each case at a price of $10.00 per private placement unit, generating aggregate gross proceeds of $1,537,500. No underwriting discounts or commissions were paid with respect to such sale.

Following the closing of our IPO, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the public units in our IPO and Private Placement was placed in the Trust Account. The funds in the Trust Account have, and will be, invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the U.S. Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, or (ii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any), to complete our initial business combination.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the proceeds from our IPO and Private Placement held in the Trust Account will not be released until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

Transaction costs relating to our IPO amounted to $3,063,880, consisting of $287,500 of cash underwriting commissions, $2,300,000 of fair value of the Representative Shares issued to the underwriter’s designee, and $476,380 of other offering costs.

There has been no material change in the planned use of the proceeds from our IPO and the Private Placement as is described in the Registration Statement.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We may pursue an initial business combination target in any industry and geographic location. As of the date of the filing of this Annual Report, we have not selected any specific business combination target. While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on international businesses that would benefit in valuation arbitrage by going public in the United States on a U.S. national securities exchange. We currently intend to focus our search for an initial business combination target in the following key verticals: (i) Ecommerce, (ii) Fintech, (iii) SaaS, (iv) Renewable Energy, (v) Mining, and (vi) IT and IT-Enabled Services. Our current intended geographic focus are the APAC and EMEA regions.

On October 1, 2025, we consummated our IPO of 5,750,000 public units, including 750,000 public units issued upon the full exercise of the underwriter’s over-allotment option. Each public unit consisted of one Class A Ordinary Share and one public right, with each one right entitling the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination. The public units were sold at an offering price of $10.00 per public unit, generating gross proceeds of $57,500,000. In connection with the IPO, we also issued 230,000 Representative Shares to a designee of the underwriter in our IPO, as part of the underwriting compensation in our IPO.

Simultaneously with the closing of our IPO, pursuant to a units purchase agreement between us and our sponsor, and certain subscription agreements between us and certain at-risk capital investors, we completed the Private Placement of an aggregate of 153,750 private placement units, consisting of (i) 68,750 private placement units to our sponsor and (ii) 85,000 private placement units to the other investors, in each case at a price of $10.00 per private placement unit, generating aggregate gross proceeds of $1,537,500. No underwriting discounts or commissions were paid with respect to such sale. Each private placement unit consists of one Class A Ordinary Share and one right, with each one right entitling the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination.

We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the Private Placement, our shares, debt or a combination of cash, shares and debt.

We have until the date that is 18 months from the closing of our IPO (or April 1, 2027) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such 18 months, we may extend the period of time to consummate an initial business combination up to two times, each by an additional three (3) months (for a total of up to 24 months, or until October 1, 2027, to complete an initial business combination). The aforementioned extensions do not require shareholder approval. Pursuant to the terms of our Amended and Restated Memorandum and Articles of Association and the trust agreement between us and Continental entered into in connection with our IPO, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000, or $0.20 per share, if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination, and then only from the amount remaining in the Trust Account after redemptions in connection with our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us after redemptions in connection with our initial business combination. If we do not complete a business combination, we will not repay such loans. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination.

If we anticipate that we may be unable to consummate our initial business combination within the deadlines described in the immediately preceding paragraph, we may seek shareholder approval to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate our initial business combination. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension. If we seek shareholder approval for an extension, holders of our public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or vote against, such amendment, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of income taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, we will redeem 100% of our public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (net of income taxes payable and less up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to other requirements of applicable law. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and the private placement units (including its constituent securities) will expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account.

Following the closing of our IPO and the Private Placement, an amount of $57,500,000 ($10.00 per unit) from the net proceeds of the sale of the public units in our IPO and the private placement units in the Private Placement was placed in the Trust Account. The funds in the Trust Account have been, and will be, invested or held only in (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the U.S. Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, or (ii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any), to complete our initial business combination.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the proceeds from our IPO and Private Placement held in the Trust Account will not be released until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

We have incurred and expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 19, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for our IPO, and subsequent to our IPO, identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income from the proceeds derived from our IPO and the Private Placement held in the Trust Account. We incur, and expect to continue to incur, expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the year ended December 31, 2025, we had net income of $302,325, which consisted of interest income, and interest income and dividend income on investments on funds held in the Trust Account, partially offset by general and administrative expenses of $250,690.

For the period from June 19, 2024 (inception) through December 31, 2024, we had a net loss of $7,567, which consists of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of our IPO, our only source of liquidity was an initial purchase of founder shares by our Sponsor and advances from our sponsor.

On October 1, 2025, we consummated our IPO of 5,750,000 public units, including 750,000 public units issued upon the full exercise of the underwriter’s over-allotment option, at a price of $10.00 per public unit, generating gross proceeds of $57,500,000. Simultaneously with the closing of our IPO, we completed the Private Placement of an aggregate of 153,750 private placement units, at a price of $10.00 per private placement unit, generating aggregate gross proceeds of $1,537,500.

Following the closing of our IPO and the Private Placement, an amount of $57,500,000 ($10.00 per unit) from the net proceeds of the sale of the public units in our IPO and the private placement units in the Private Placement was placed in the Trust Account.

Transaction costs relating to our IPO amounted to $3,063,880, consisting of $287,500 of cash underwriting commissions, $2,300,000 of fair value of the Representative Shares issued to the underwriter’s designee, and $476,380 of other offering costs.

For the year ended December 31, 2025, net cash used in operating activities was $313,525. For the period from June 19, 2024 (inception) through December 31, 2024, net cash provided by operating activities was $18,713.

For the year ended December 31, 2025 and the period from June 19, 2024 (inception) through December 31, 2024, net cash used in investing activities were $57,500,000 and $nil, respectively. Net cash used in investing activities for the year ended December 31, 2025 consisted of investments of cash in the Trust Account.

For the year ended December 31, 2025, net cash provided by financing activities was $58,315,447, consisting of the proceeds of our IPO and Private Placement, offset by repayment of a loan from our sponsor in the amount of $44,903 and payment of deferred offering costs in the amount of $677,150. For the period from June 19, 2024 (inception) through December 31, 2024, net cash used in financing activities was $16,805, consisting of payment of deferred offering costs in the amount of $86,730, offset by the $25,000 our sponsor paid for its founder shares prior to our IPO and a loan from our sponsor in the amount of $44,925.

As of December 31, 2025, we had assets held in the Trust Account of $58,048,399, consisting of money market funds. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of interest earned on the Trust Account that may be released to us to pay our taxes, if any, to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $503,830. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums. We could use a portion of the funds held outside the Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts at that time. Up to $1,500,000 of such working capital loans may be converted into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units. As of December 31, 2025, we had no borrowings under the working capital loans.

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

Going Concern Consideration

As of December 31, 2025, we had cash of $503,830. Substantially all of our current assets are held in the Trust Account and are not available to fund our operating expenses. In addition, our Class A Ordinary Shares are subject to possible redemption, which may require the use of funds from the Trust Account. We have not commenced any operating activities and we do not generate operating revenues. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition strategy and in connection with identifying and consummating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to consummate an initial business combination will be successful. The financial statements included elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate an initial business combination and to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a fee of $10,000 per month for administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No amounts were incurred or accrued under this arrangement as of December 31, 2025.

Our sponsor had agreed to loan us an aggregate of up to $800,000 to be used for a portion of the expenses of our IPO. The loan was non-interest bearing and unsecured. The loan was evidenced by a promissory note, and was payable on the earlier of December 31, 2025 or the date on which we consummated an initial public offering of our securities. In connection with the completion of our IPO, we repaid substantially all amounts outstanding under the promissory note. As of December 31, 2025, an amount of $22 remained outstanding under the promissory note. Borrowings under the promissory note are no longer available.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could materially differ from those estimates. See Note 2 to our audited financial statements included elsewhere in this Annual Report.

Class A Ordinary Shares Subject to Possible Redemption

Our public shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, or if there is a shareholder vote or tender offer in connection with our initial business combination. In accordance with ASC 480-10-S99, we classify our public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of our IPO, we recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated surplus (deficit). Accordingly, as of December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. As of December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(1,035,000)
Class A Ordinary Shares issuance cost	(3,063,880)
Plus:
Remeasurement of carrying value to redemption value	4,098,880
Class A Ordinary Shares subject to possible redemption, October 1, 2025	57,500,000
Plus:
Remeasurement of carrying value to redemption value	548,399
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$58,048,399

Net Income (loss) Per Ordinary Share

We have two classes of shares, being Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. We did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in our earnings. As a result, diluted income per Ordinary Share is the same as basic income per Ordinary Share for the periods presented in our audited financial statements included elsewhere in this Annual Report.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We did not have any derivative financial instruments outstanding as of December 31, 2025 and December 31, 2024.

Rights

We account for our public rights and private placement rights in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified our rights under equity treatment at its assigned value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-19 comprising a portion of this Annual Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information for our executive officers and directors, their ages, and their position(s) with us.

Name	Age	Position
Bhargav Marepally	54	Chief Executive Officer and Director
Prabhu Antony	47	President, Chief Financial Officer and Director
Richard Saldanha	82	Independent Director
Roshan Boodhoo	39	Independent Director
Joel Huffman	38	Independent Director
Mahboob Subuhani Mohamed Mohideen	38	Independent Director

The biographical description of each individual below includes the specific experience, qualifications, attributes and skills that we considered in making a conclusion as to whether such person should serve as a member of our board of directors.

Bhargav Marepally has served as our Chief Executive Officer and a member of our board of directors since our inception. Mr. Marepally also served as the Chief Executive Officer and a member of the board of StoneBridge Acquisition I Corporation, a prior SPAC, from February 2021 through StoneBridge Acquisition I Corporation’s initial business combination with DigiAsia Corp., or DigiAsia, an embedded Fintech as a service companies in Indonesia. Mr. Marepally, is the Chief Executive Officer and Founder of GSS Infotech, and comes with over 20 years of experience in the information technology services industry. GSS made it to the “Forbes’ list of Asia’s 200 Best Under $1 Billion” in 2009. Mr. Marepally led an acquisition led growth strategy that included buyouts of ATEC, Infospectrum and System Dynamix. He is a serial entrepreneur with stakes in several services firms across four continents serving several fortune 500 clients. He holds a double Master’s degree from Birla Institute of Technology and Science, Pilani. He is a member of many technology and management associations worldwide.

Prabhu Antony has served as our President and a member of our board of directors since our inception, and as our Chief Financial Officer since August 2025. Mr. Anthony also served as President and a member of the board of directors of StoneBridge Acquisition I Corporation from February 2021 through StoneBridge Acquisition I Corporation’s initial business combination with DigiAsia. Mr. Antony is co-founder at Sett & Lucas Inc, a Hong Kong headquartered financial institution that specializes in cross border mergers and acquisitions, or M&A. As an M&A advisor, he has won several awards from the M&A Advisor Forum, the global thought leader in M&A. In 2016, he was awarded Investment Banker of the Year among 650 participating financial institutions in the United States.

In 2017 the acquisition of Starpoint by Day & Zimmerman won the M&A deal of the Year ($50.0 million – $75.0 million), and Mr. Antony was the deal lead at Sett & Lucas who advised Starpoint. In 2014 he was awarded the 5th Annual 40 Under 40 M&A Advisor Recognition (the dealmaker category). Mr. Antony is also the fund manager at Linus Ventures, a family office fund that manages secondary market and pre-initial public offering investments. He has had several notable investments and eventual exits, which include secondary market pre-initial public offering investments into DocuSign and Palantir, both of which exited through initial public offerings, a late stage investment into Meetup, which exited through acquisition by WeWork, and an early stage investment in Supr Daily, which exited through an acquisition by Swiggy, an Asian food delivery unicorn. He holds a bachelor’s degree in electronics and instrumentation engineering, a Master’s in business administration and a post graduate diploma in international business. Mr. Antony is an alumnus of the Wharton School of Finance of the University of Pennsylvania and Anna University in India.

Richard Saldanha has served as a member of our board of directors since September 30, 2025. Mr. Saldanha served as a member of the board of directors of StoneBridge Acquisition I Corporation from July 2021 through StoneBridge Acquisition I Corporation’s initial business combination with DigiAsia. Mr. Saldanha’s career spans over 50 years across a gamut of leadership functions that ranged from manufacturing and planning to corporate development and general management. He has been a board member since the mid 1980’s on several boards of directors nationally and internationally. He served as an executive director of Blackstone India and was responsible for operational excellence of portfolio companies. He also served on the board of the Times Group, a leading Indian media and publishing conglomerate, as an executive director to help build organizational capability, culture and competitiveness. He also served at the board level as Chairman with Trans Maldivian Airways (awarded the “World’s Leading Seaplane Operator” by the Word Travel Awards for four consecutive years from 2017 to 2020). A graduate Mechanical Engineer, he served Hindustan Lever & Unilever plc with distinction for 30 years. He spent almost 10 years in Latin America, and rose to be a Chairman and Chief Executive Officer of Unilever Peru and a member of the Unilever Latin America Board. He returned to India as Managing Director of Haldia Petrochemicals Ltd. Mr. Saldanha is actively involved with non-governmental organizational and corporate social responsibility initiatives.

Dr. Roshan Boodhoo has served as a member of our board of directors since September 30, 2025. Dr. Boodhoo is a seasoned professional, with nearly two decades of experience in the banking and financial services sector. Dr. Boodhoo is currently a consultant on banking and financial services matters, in which role he assists a variety of clients, including companies and regulatory bodies in various emerging jurisdictions, in improving their banking and financial frameworks and ensuring compliance with the Financial Action Task Force. Dr. Boodhoo previously served as the Chief Executive of the Financial Services Commission of Mauritius, or the FSC, from June 2024 to December 2024. The FSC is the integrated regulator for the non-bank financial services sector and global business in Mauritius. In such capacity, Dr. Boodhoo was responsible for the execution of the policy of the board of the FSC and for the control and management of the day-to-day business of the FSC. Prior to joining the FSC, Dr. Boodhoo was the Deputy Group Chief Executive Officer of the SBM Group, the second largest banking group in Mauritius, from March 2021 to June 2024. Prior to joining SBM Group, from June 2009 to March 2021, Dr. Boodhoo was the Group Chief Executive Officer of Alliance Financial Services Ltd, an offshore management company in Mauritius. From May 2016 to March 2021, Dr. Boodhoo served as a Director (2016-2020) and a Regional Council Member (2020-2021), representing Africa on the Europe, Middle East and Africa Board of PrimeGlobal, an association of advisory and accounting firms. Dr. Boodhoo began his career at Barclays Bank. In April 2025, Dr. Boodhoo received a “Leadership in Financial Compliance and Governance” award for his contributions to financial integrity and governance in the field of Banking and Financial Services in Africa, at an award ceremony jointly held by World One Global and World Law Alliance in Singapore. Dr. Boodhoo holds a BSc (Hons) in Banking and International Finance from the University of Technology Mauritius, a Master of Arts in Finance and Investment from the Nottingham University Business School of the University of Nottingham, and a Doctorate in Management from the Institute of Business Management, India.

Joel Huffman has served as a member of our board of directors since September 30, 2025. Mr. Huffman is Co-Founder, Chief Executive Office, and Chairman of the Board of Directors of Arabius, a linguistics technology company founded and based in Saudi Arabia. Mr. Huffman’s background includes asset management in the oil and gas industry in Texas, a decade of finance, strategy, growth, and international management in the health and fitness industry, and launching and growing three companies in Saudi Arabia since moving to Riyadh in 2017. Mr. Huffman founded and chaired the American Chamber of Commerce Saudi Arabia’s Innovation & Entrepreneurship Initiative, working directly with the U.S. Embassy (Riyadh) and the Saudi entrepreneurial ecosystem (that is, entrepreneurs, venture capitalists, family offices, incubators, accelerators, universities, Ministry of Investment, and Monsha’at (Saudi’s Small and Medium Enterprises General Authority)) to create and foster bilateral relations and drive growth for the Saudi entrepreneurial ecosystem. Mr. Huffman served in the US Marine Corps (Infantry) from 2013 through 2017, completing three overseas deployments and earning awards for extensive joint training and combat missions. Mr. Huffman graduated summa cum laude with a BBA in Finance from Texas Christian University in Fort Worth, Texas.

Mahboob Subuhani Mohamed Mohideen has served as a member of our board of directors since February 2, 2026. Mr. Mohideen is a senior technology and strategy executive with extensive experience in corporate leadership, digital transformation, and cross-border business growth across the Middle East, Europe and Asia. He has held advisory and board-level positions supporting government entities, family offices, and multinational enterprises in a variety of areas, including quantum computing, AI, AI-driven platforms and AGI technology, enterprise technology, digitalization, fintech and blockchain. Mr. Mohideen’s industry background spans telecommunications, healthcare, education, aviation, tourism, smart security, and large-scale automation programs in the United Arab Emirates and the Gulf Cooperation Council (GCC) region.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors. Holders of our public shares will not be entitled to vote on the appointment and removal of directors during such time. This provision of our Amended and Restated Memorandum and Articles of Association relating to this right of holders of Class B Ordinary Shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of each of our directors will expire at our first annual general meeting. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Memorandum and Articles of Association.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Richard Saldanha, Roshan Boodhoo, Joel Huffman and Mahboob Subuhani Mohamed Mohideen are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our board and has the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Roshan Boodhoo, Richard Saldanha and Joel Huffman serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Roshan Boodhoo, Richard Saldanha and Joel Huffman are each independent.

Roshan Boodhoo serves as the Chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Roshan Boodhoo qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, a copy of which is filed as Exhibit 99.1 to this Annual Report, which details the principal functions of the audit committee, including:

●	assisting board oversight of (i) the quality and integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	maintaining, through regularly scheduled meetings, a line of communication between our board of directors and our financial management, internal auditors and our independent registered public accounting firm;

●	preparing the report to be included in our annual proxy statement, as required by SEC rules;

●	reviewing and discussing our annual audited financial statements and our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with management and our independent registered public accounting firm;

●	reviewing and discussing our quarterly financial statements our disclosures provided in periodic quarterly reports including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with management, the senior internal auditing executive and our independent registered public accounting firm;

●	overseeing our external and internal audit coverage;

●	reviewing, with our independent registered public accounting firm and senior internal auditing executive, the adequacy of our internal controls, and any significant findings and recommendations with respect to such controls;

●	resolving any differences in financial reporting between management and our independent registered public accounting firm;

●	establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and (ii) the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

●	discussing policies and guidelines to govern the process by which risk assessment and risk management is undertaken;

●	reviewing and approving all related party transactions;

●	monitoring compliance, on a regularly scheduled basis, with the terms of our IPO and, if any noncompliance is identified, promptly taking all action necessary to rectify such noncompliance or otherwise cause us to come into compliance with the terms of our IPO;

●	determining the compensation and oversight of the work of our independent registered public accounting firm (including resolution of disagreements between management and our independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	reviewing and approving all reimbursements and payments made to our sponsor, or our officers or directors and their and our respective affiliates.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are Roshan Boodhoo and Joel Huffman. Joel Huffman serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Roshan Boodhoo and Joel Huffman are each independent. We have adopted a compensation committee charter, a copy of which is filed as Exhibit 99.2 to this Annual Report, which details the principal functions of the compensation committee, including:

●	determining, in executive session at which our Chief Executive Officer is not present, the compensation for our Chief Executive Officer;

●	reviewing and determining the compensation of our executive officers other than our Chief Executive Officer based upon the recommendation of our Chief Executive Officer and such other customary factors that the committee deems necessary or appropriate;

●	recommending awards and/or bonuses to be granted to our executive officers;

●	reviewing and evaluating the performance of our Chief Executive Officer and our other executive officers;

●	reviewing and approving the design of other benefit plans pertaining to executives and employees of the Company;

●	preparing and approving such reports on compensation as are necessary for filing with the SEC and other government bodies;

●	reviewing, recommending to our board of directors, and administering all plans that require “disinterested administration” under Rule 16b-3 under the Exchange Act;

●	reviewing and recommending to our board of directors the adoption of or changes to the compensation of our independent directors;

●	establishing, approving, modifying and overseeing our compensation clawback or similar policies;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and

●	reviewing the form, terms and provisions of employment and similar agreements with our executive officers and any amendments thereto.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Roshan Boodhoo, Richard Saldanha, Joel Huffman and Mahboob Subuhani Mohamed Mohideen. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our Amended and Restated Memorandum and Articles of Association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules. A copy of our compensation recovery policy is filed as Exhibit 97.1 to this Annual Report.

Code of Ethics

We have adopted a written code of ethics applicable to our directors, officers and employees. A copy of the code of ethics is attached as Exhibit 14.1 to this Annual Report. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase and sale or other dispositions of our securities by us, our directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms furnished to us and the written representations from certain of the reporting persons that no other reports were required during the year ended February 31, 2025, all executive officers, directors and greater than ten-percent beneficial owners complied with the reporting requirements of Section 16(a), except as disclosed below.

Delinquent Section 16(a) Reports

Due to administrative delays in obtaining Form ID filings and EDGAR access codes in connection with the effectiveness of our registration statement on Form S-1 for our IPO, Forms 3 for our sponsor, Roshan Boodhoo and Joel Huffman were not filed on the date the registration statement became effective as required. The Form 3 for our sponsor was filed within four calendar days after such effective date, the Form 3 for Roshan Boodhoo was filed within ten calendar days after such effective date, and the Form 3 for Joel Huffman was filed within 18 calendar days after such effective date, in each case upon approval of their respective Form ID applications. We believe that the foregoing delays were inadvertent and administrative in nature.

Item 11. Executive Compensation

Officer and Director Compensation

Subsequent to period end, on February 5, 2026, our board of directors approved the grant, and transfer by our sponsor, of an aggregate of 100,000 Class B Ordinary Shares then held by our sponsor, to each of four independent members of our board of directors, as a one-time equity grant for their respective services on our board of directors and committees of our board of directors, as follows: (i) 25,000 Class B Ordinary Shares to Richard Saldanha; (ii) 25,000 Class B Ordinary Shares to Joel Huffman; (iii) 25,000 Class B Ordinary Shares to Roshan Boodhoo; and (iv) 25,000 Class B ordinary shares to Mahboob Subuhani Mohamed Mohideen. The 100,000 Class B Ordinary Shares were transferred to the above-named members of our board of directors by our sponsor, from existing Class B Ordinary Shares then held by our sponsor.

Except with respect to the above, none of our officers or directors has received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the Trust Account:

●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by Scieniti LLC, an affiliate of our sponsor, in an amount equal to $10,000 per month;

●	Payment of consulting, success or finder fees to our independent directors or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units issued in our Private Placement. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Our audit committee will review on a quarterly basis all payments made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to our initial business combination will be made from funds held outside the Trust Account.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of the date of this Annual Report, and assuming there were no purchase of units in our IPO, by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table reflects record or beneficial ownership of the Ordinary Shares and the private placement shares. The percentage ownership in the table below is based on an aggregate of 8,050,417 Ordinary Shares outstanding as of the date of this Annual Report, consisting of 6,133,750 Class A Ordinary Shares and 1,916,667 Class B Ordinary Shares.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of the Ordinary Shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
Directors and Officers
Bhargav Marepally	1,060,417	(2)(3)	13.2%
Prabhu Antony	1,060,417	(2)(3)	13.2%
Richard Saldanha	25,000	(4)	0.3%
Roshan Boodhoo	25,000	(4)	0.3%
Joel Huffman	25,000	(4)	0.3%
Mahboob Subuhani Mohamed Mohideen	25,000	(4)	0.3%
All executive officers, directors and director nominees as a group (5 individuals)	1,160,417		14.4%
5% Shareholders
Stonebridge Acquisition Sponsor II LLC	1,060,417	(2)(3)	13.2%
Glazer Capital, LLC	407,150	(5)	5.1%
Mizuho Financial Group, Inc.	552,055	(6)	6.9%
Wolverine Asset Management, LLC	501,429	(7)	6.2%

(1)	Unless otherwise noted, the business address of each of the following is c/o StoneBridge Acquisition II Corporation, One World Trade Center, Suite 8500, New York, NY 10007.

(2)	Consists of 991,667 founder shares (Class B Ordinary Shares) and 68,750 private placement shares (Class A Ordinary Shares). The founder shares will automatically convert into Class A Ordinary Shares concurrently with the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment, as described elsewhere in this Annual Report.
(3)	Stonebridge Acquisition Sponsor II LLC, our sponsor, is the record holder of such shares. BP SPAC Sponsor II LLC, a Texas limited liability company, is the managing member of our sponsor. Bhargav Marepally, our Chief Executive Officer, and Prabhu Antony, our President and Chief Financial Officer, are the managing members of BP SPAC Sponsor II LLC. Accordingly, BP SPAC Sponsor II LLC and Messrs. Marepally and Antony may be deemed to have or share beneficial ownership of our ordinary shares held directly by our sponsor.
(4)	Consists of founder shares (Class B Ordinary Shares), which shares will automatically convert into Class A Ordinary Shares concurrently with the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment, as described elsewhere in this Annual Report.
(5)	Based upon information set forth in an Amendment No. 1 to a Schedule 13G jointly filed by Glazer Capital, LLC, Paul J. Glazer with the SEC on February 12, 2026, with respect to our units held by certain funds and managed accounts, or collectively, the Glazer Funds, to which Glazer Capital, LLC serves as investment manager. Paul J. Glazer serves as the Managing Member of Glazer Capital, LLC, and shares authority to dispose of and vote the Ordinary Shares held by Glazer Capital, LLC. Glazer Capital Enhanced Master Fund, Ltd., a Glazer Fund, has the right to receive or the power to direct the receipt of the proceeds from the sale of more than 5% of the Ordinary Shares outstanding.
(6)	Based upon information set forth in a Schedule 13G filed by Mizuho Financial Group, Inc. with the SEC on February 12, 2026.
(7)	Based upon information set forth in a Schedule 13G jointly filed by Wolverine Asset Management, LLC, Wolverine Holdings, LLC, Christopher L. Gust, and Robert R. Bellick, with the SEC on February 2, 2026. Wolverine Asset Management, LLC is an investment adviser and has voting and dispositive power over the 501,429 Class A Ordinary Shares. The sole member and manager of Wolverine Asset Management, LLC is Wolverine Holdings, LLC. Robert R. Bellick and Christopher L. Gust, may be deemed to control Wolverine Holdings, LLC in their roles as Managers of Wolverine Holdings, LLC. Each of Wolverine Holdings, LLC, Mr. Bellick, and Mr. Gust have voting and dispositive power over the 501,429 Class A Ordinary Shares.

Restrictions on Transfers of Founder Shares and Private Placement Units

The founder shares and private placement units and any Class A Ordinary Shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in agreements entered into by our sponsor and management team and subscription agreements between us and the Maxim Individuals and third-party investors. Those lock-up provisions provide that such securities are not transferable or saleable (i) in the case of the founder shares, until the earlier of (A) six months after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property and (ii) in the case of the private placement units and any Class A Ordinary Shares issuable upon conversion or exercise thereof, until immediately after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of the sponsor or any affiliates of the sponsor, (b) in the case of an individual, as a gift to such individual’s immediate family or to a trust, the beneficiary of which is a member of such individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of an initial business combination; (g) by virtue of the laws of the Cayman Islands or our sponsor’s limited liability company agreement upon dissolution of our sponsor, (h) in the event of our liquidation, merger, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property subsequent to the completion of our initial business combination or (i) in connection with our initial business combination with our consent to any third party; provided, however, that in the case of clauses (a) through (e), (h) and (i) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements. Additionally, pursuant to the subscription agreements between us and the Maxim Individuals and third-party investors, the private placement units, including the component securities therein, will not be transferable, assignable or salable by the Maxim Individuals and third-party investors until after the completion of our initial business combination, except that they are able to transfer any of their Ordinary Shares, including any founder shares and private placement shares, to any other person, provided, however, that each such person, prior to any such transfer by the Maxim Individuals or third-party investors, must enter into a written agreement agreeing to be bound by the terms of the subscription agreement entered into with us and the Maxim Individuals and third-party investors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On August 27, 2024, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 founder shares. Subsequently, in connection with a reduction in the size of our IPO, on April 21, 2025, the 5,750,000 founder shares owned by our sponsor was adjusted, for no additional consideration, to 1,916,667 founder shares. On September 30, 2025, our sponsor forfeited an additional 825,000 founder shares, and the Maxim Individuals and the third-party investors purchased an aggregate of 825,000 founder shares (with the Maxim Individuals purchasing 215,000 of such founder shares and the third-party individuals purchasing 610,000 of such founder shares) at an aggregate purchase price of approximately $10,760, or approximately $0.013 per share. Immediately after such forfeiture by our sponsor and purchase by the Maxim Individuals and the third-party investors, (i) our sponsor owned an aggregate of 1,091,667 founder shares, deemed to have been purchased for approximately $0.013 per share, (ii) the Maxim individuals collectively owned 215,000 founder shares purchased for approximately $0.013 per share and (iii) the third-party investors collectively owned 610,000 founder shares purchased for approximately $0.013 per share.

Subsequent to period end, on February 5, 2026, our board of directors approved the grant, and transfer by our sponsor, of an aggregate of 100,000 Class B Ordinary Shares then held by our sponsor, to each of four independent members of our board of directors, as a one-time equity grant for their respective services on our board of directors and committees of our board of directors, as follows: (i) 25,000 Class B Ordinary Shares to Richard Saldanha; (ii) 25,000 Class B Ordinary Shares to Joel Huffman; (iii) 25,000 Class B Ordinary Shares to Roshan Boodhoo; and (iv) 25,000 Class B ordinary shares to Mahboob Subuhani Mohamed Mohideen. The 100,000 Class B Ordinary Shares were transferred to the above-named members of our board of directors by our sponsor, from existing Class B Ordinary Shares then held by our sponsor.

Private Placement Units

Simultaneously with the closing of our IPO, pursuant to a units purchase agreement between us and our sponsor, and certain subscription agreements between us and certain at-risk capital investors, we completed the Private Placement of an aggregate of 153,750 private placement units, consisting of (i) 68,750 private placement units to our sponsor and (ii) 85,000 private placement units to the other investors, in each case at a price of $10.00 per private placement unit, generating aggregate gross proceeds of $1,537,500. Each private placement unit consists of one Class A Ordinary Share and one private placement right, with each one private placement right entitling the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination. The private placement units are identical to the public units sold in our IPO, except that, so long as they are held by our initial shareholders or their permitted transferees, the private placement units (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until immediately after the completion of our initial business combination, and (ii) will be entitled to registration rights. Additionally, our sponsor and the third-party investors have agreed not to transfer, assign or sell any of the private placement units or underlying securities (except in limited circumstances) until the completion of our initial business combination.

Sponsor Promissory Note

On August 1, 2024, we entered into a promissory note with our sponsor pursuant to which our sponsor agreed to loan us up to an aggregate principal amount of $300,000 to fund costs incurred in connection with our formation and our IPO. On April 1, 2025, the promissory note was amended to increase the maximum borrowing amount to $800,000. The promissory note was non-interest bearing and payable upon the earlier of the consummation of our IPO or December 31, 2025. In connection with the completion of our IPO in October 2025, we repaid substantially all amounts outstanding under the promissory note. As of December 31, 2025, an amount of $22 remained outstanding under the promissory note. Borrowings under the promissory note are no longer available.

Administrative Support Services

Commencing on the closing of our IPO, we agreed to reimburse Scieniti LLC, an affiliate of our sponsor, in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No amounts were incurred or accrued under this arrangement as of December 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts at that time. In the event that the initial business combination does not close, we may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be converted into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units sold in the Private Placement. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, we had no borrowings under such working capital loans.

Extension Loans

We have until the date that is 18 months from the closing of our IPO (or until April 1, 2027) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such 18 months, we may extend the period of time to consummate a business combination up to two times, each by an additional three (3) months (for a total of up to 24 months (or until October 1, 2027) to complete a business combination). The aforementioned extensions do not require shareholder approval. Pursuant to the terms of our Amended and Restated Memorandum and Articles of association and the trust agreement between us and Continental entered into in connection with our IPO, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000, or $0.20 per share, if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination, and then only from the amount remaining in the Trust Account after redemptions in connection with our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us after redemptions in connection with our initial business combination. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination.

Other Potential Payments

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Registration Rights

The holders of (i) our founder shares, (ii) the private placement units issued in the Private Placement and the Class A Ordinary Shares underlying such private placement units and (iii) private placement units that may be issued upon conversion of working capital loans, will have registration rights to require us to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of our initial business combination pursuant to existing registration rights agreements. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 14. Principal Accountant Fees and Services

The firm of EC Barrett, LLC, acts as our independent registered public accounting firm. Prior to our engagement of EC Barrett, LLC in 2025, Mercurius & Associates LLP served as our independent registered public accounting firm. The following is a summary of fees paid to EC Barrett, LLC and Mercurius & Associates LLP for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firms were approximately $20,080 and $18,025, respectively, for the services EC Barrett, LLC and Mercurius & Associates LLP performed in connection with the audit of our financial statements.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024, our independent registered public accounting firms did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firms other than those set forth above.

Pre-Approval Policy

Our audit committee has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association, dated September 29, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 9, 2025).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed with the SEC on May 5, 2025).
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Company’s Form S-1 filed with the SEC on September 9, 2025).
4.4	Rights Agreement, dated September 30, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
4.5	Description of Registrant’s Securities.
10.1	Letter Agreement, dated September 30, 2025, by and between the Company and StoneBridge Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.2	Letter Agreement, dated September 30, 2025, by and among the Company, its officers and its directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.3	Investment Management Trust Agreement, dated September 30, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.4	Form of Registration Rights Agreement by and among the Company, the Company’s Sponsor, the Representative and each of the at-risk capital investors (incorporated by reference to Exhibit 10.3 to Amendment No.2 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on August 1, 2025).
10.5	Securities Subscription Agreement between Stonebridge Acquisition Sponsor II LLC and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed with the SEC on May 5, 2025).
10.6	Amended Securities Subscription Agreement between Stonebridge Acquisition Sponsor II LLC and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed with the SEC on May 5, 2025).
10.7	Sponsor Units Purchase Agreement, dated September 30, 2025, by and between the Company and StoneBridge Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.8	Form of Subscription Agreement by and between the Company and each of the at-risk capital investors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.9	Promissory Note issued to Stonebridge Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on May 5, 2025).
10.10	Amendment to Promissory Note issued to Stonebridge Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on May 5, 2025).
10.11	Administrative Services Agreement, dated September 30, 2025, between the Company and Scieniti LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.12†	Form of Indemnity Agreement by and between the Company and each of the Company’s officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as filed with the SEC on May 5, 2025).
10.13†	Form of Independent Director Agreement
10.14†	Form of Joinder to Sponsor Letter Agreement
10.15	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form S-1 filed with the SEC on May 5, 2025).

Exhibit No.	Description
19.1	Insider Trading Policy
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act.
97.1†	Clawback Policy
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on August 1, 2025).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on August 1, 2025).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101).

†	Management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEBRIDGE ACQUISITION II CORPORATION

By:	/s/ Bhargav Marepally
Name:	Bhargav Marepally
Title:	Chief Executive Officer
(Principal Executive Officer)
Date:	March 18, 2026

By:	/s/ Prabhu Antony
Name:	Prabhu Antony
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	March 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bhargav Marepally	Chief Executive Officer and Director	March 18, 2026
Bhargav Marepally

/s/ Prabhu Antony	President, Chief Financial Officer and Director	March 18, 2026
Prabhu Antony

/s/ Richard Saldanha	Director	March 18, 2026
Richard Saldanha

/s/ Joel Huffman	Director	March 18, 2026
Joel Huffman

/s/ Roshan Boodhoo	Director	March 18, 2026
Roshan Boodhoo

/s/ Mahboob Subuhani Mohamed Mohideen	Director	March 18, 2026
Mahboob Subuhani Mohamed Mohideen

STONEBRIDGE ACQUISITION II CORPORATION
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 1230)	F-2
Balance Sheets as of December 31, 2025 and December 31, 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

StoneBridge Acquisition II Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of StoneBridge Acquisition II Corporation (the “Company”), as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholder’s equity, and cash flows for the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses within an expected period of twenty-four months from the closing of the Company’s initial public offering or by such earlier liquidation date as the board of directors may approve. The Company has incurred and expects to incur significant costs in pursuit of its acquisition strategy, has not commenced operations, and lacks the capital resources it needs to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulators of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2025.

Atlanta, Georgia

March 18, 2026

750 HAMMOND DRIVE | BUILDING 17 | ATLANTA, GEORGIA 30328 | (P) 404.250.4570 | (F) 404.847.0511 | www.ecbllc.com

STONEBRIDGE ACQUISITION II CORPORATION

Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$503,830	$1,908
Prepaid expenses – current portion	54,092	-
Total Current Assets	557,922	1,908
Investments held in Trust Account	58,048,399	-
Deferred offering costs	-	86,730
Other long-term assets – prepaid insurance	32,740	-
Total Other Assets	58,081,139	86,730
TOTAL ASSETS	$58,639,061	$88,638

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,400	$26,280
Loan from sponsor	22	44,925
Due to related parties	22,261	-
Total current liabilities	45,683	71,205
TOTAL LIABILITIES	45,683	71,205

COMMITMENTS AND CONTINGENCIES
ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class A ordinary shares subject to possible redemption, $0.0001 par value; 5,750,000 shares issued and outstanding at redemption value of $10.00 per share	$58,048,399	-

SHAREHOLDERS’ EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 383,750 issued and outstanding (excluding 5,750,000 shares subject to possible redemption)	38	-
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 1,916,667 issued and outstanding(1)(2)	192	192
Additional paid-in capital	544,749	24,808
Accumulated deficit	-	(7,567)
TOTAL SHAREHOLDERS’ EQUITY	544,979	17,433

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$58,639,061	$88,638

(1)	Includes an aggregate of up to 250,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On October 1, 2025, the underwriters fully exercised their over-allotment option in connection with the Company’s Initial Public Offering. As such, no Class B ordinary shares were forfeited.
(2)	On September 30, 2025, Stonebridge Acquisition Sponsor II LLC (the “Sponsor”) forfeited 825,000 Founder Shares, and Maxim and certain third-party investors purchased an aggregate of 825,000 Founder Shares for approximately $0.013 per share. The foregoing transactions did not result in a change in the number of Class B ordinary shares outstanding. All share and per share information has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of these financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

Statements of Operations

	For the year ended December 31, 2025	For the period from June 19, 2024 (inception) through December 31, 2024
EXPENSES
General and administrative expenses	$250,690	$7,675

OTHER INCOME
Interest income	58	108
Interest income on investments in Trust Account	4,558	-
Dividend income on investments in Trust Account	548,399	-

NET INCOME (LOSS)	302,325	(7,567)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	-
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.04	-
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	383,750
Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.04	-
Basic and Diluted weighted average shares outstanding, non-redeemable Class B ordinary shares(1)(2)	1,916,667	1,666,667
Basic and Diluted net income per share, non-redeemable Class B ordinary shares	$0.04	$0.00

(1)

Excludes an aggregate of up to 250,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On October 1, 2025, the underwriters fully exercised their over-allotment option in connection with the Company’s Initial Public Offering. As such, no Class B ordinary shares were forfeited.

(2)	On September 30, 2025, the Sponsor forfeited 825,000 Founder Shares, and Maxim and certain third-party investors purchased an aggregate of 825,000 Founder Shares for approximately $0.013 per share. The foregoing transactions did not result in a change in the number of Class B ordinary shares outstanding. All share and per share information has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of these financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated surplus/	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(deficit)	Equity
Balance as of January 1, 2025(1)(2)	-	$-	1,916,667	$192	$24,808	$(7,567)	$17,433
Issuance of Class A shares via private placement units	153,750	15	-	-	1,537,485	-	1,537,500
Issuance of Class A shares to underwriters	230,000	23	-	-	(23)	-	-
Accretion for Class A ordinary shares to redemption amount					(1,035,000)		(1,035,000)
Remeasurement for Class A ordinary shares to redemption value					(253,641)	(294,758)	(548,399)
Fair value of rights included in Public units	-	-	-	-	1,035,000	-	1,035,000
Transaction costs for the public offering	-	-	-	-	(763,880)	-	(763,880)
Net income for the year	-	-	-	-	-	302,325	302,325
Balance as of December 31, 2025	383,750	$38	1,916,667	$192	$544,749	$-	$544,979

(1)	Includes an aggregate of up to 250,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On October 1, 2025, the underwriters fully exercised their over-allotment option in connection with the Company’s Initial Public Offering. As such, no Class B ordinary shares were forfeited.
(2)	On September 30, 2025, the Sponsor forfeited 825,000 Founder Shares, and Maxim and certain third-party investors purchased an aggregate of 825,000 Founder Shares for approximately $0.013 per share. The foregoing transactions did not result in a change in the number of Class B ordinary shares outstanding. All share and per share information has been retrospectively presented (see Note 5).

FOR THE PERIOD FROM JUNE 19, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 19, 2024 (inception)	-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor(1)(2)	1,916,667	192	24,808	-	25,000
Net loss	-	-	-	(7,567)	(7,567)
Balance as of December 31, 2024	1,916,667	$192	$24,808	$(7,567)	$17,433

(1)	This number includes an aggregate of up to 250,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	The Sponsor was originally issued 5,750,000. Subsequently, on April 21, 2025, in connection with a reduction in the size of the Company’s Initial Public Offering, the Sponsor surrendered 3,833,333 Founder Shares for no consideration. All share and per share information has been retrospectively presented.

The accompanying notes are an integral part of these financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

Statements of Cash Flows

	For the year ended December 31, 2025	For the period from June 19, 2024 (inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$302,325	$(7,567)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Dividend income on Investments Held in Trust Account	(548,399)	-
Changes in operating assets and liabilities:
Accounts payable	(2,880)	26,280
Due to related parties	22,261	-
Prepaid expenses	(86,832)	-
Net cash flows (used in) provided by operating activities	(313,525)	18,713

Cash Flows from Investing Activities:
Investments of Cash in Trust Account	(57,500,000)	-
Net cash flows used in investing activities	(57,500,000)	-

Proceeds from Private Placement Units	1,537,500	-
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Proceeds from sale of units	57,500,000	-
Repayment of loan from Sponsor	(44,903)	44,925
Payment of deferred offering costs	(677,150)	(86,730)
Net cash flows provided by (used in) financing activities	58,315,447	(16,805)

NET CHANGE IN CASH	501,922	1,908
CASH, BEGINNING OF PERIOD	1,908	-
CASH, END OF PERIOD	$503,830	$1,908

Supplemental disclosure of noncash activities:
Payment of deferred offering costs due to related parties	$22,261	$44,925
Accretion of Class A ordinary shares to redemption value	1,035,000	-
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	3,063,880	-

The accompanying notes are an integral part of these financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

StoneBridge Acquisition II Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on June 19, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not yet selected any Business Combination target.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operating activities. All activity for the year ended December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024 relates to the Company’s formation, completion of its private placement financing and the completion of its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income earned on investments held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

On October 1, 2025, the Company consummated the Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise by the underwriter of its over-allotment option in the amount of 750,000 Units, at $10.00 per Unit, generating gross proceeds of $57,500,000. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive one- tenth (1/10) of one Class A ordinary share upon the completion of the initial Business Combination.

Simultaneously with the consummation of the Initial Public Offering and exercise of over-allotment option, the Company consummated the private placement (“Private Placement”) of 153,750 units (the “Private Placement Units”) to the Sponsor and certain investors, at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,537,500, which is described in Note 4.

Transaction costs for the Initial Public Offering amounted to $3,063,880 and consisting of $287,500 of underwriting commissions which was paid in cash on the closing date of the Initial Public Offering, $2,300,000 of the Representative Shares (discussed below) and $476,380 of other offering costs.

In conjunction with the Initial Public Offering and exercise of over-allotment option, the Company issued to the underwriter 230,000 Class A ordinary shares as partial consideration for its services as underwriter in the Initial Public Offering (the “Representative Shares”). The fair value of the Representative Shares, determined to be $2,300,000 (230,000 shares at the $10.00 Initial Public Offering price per share), accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

In connection with the closing of the Initial Public Offering and the Private Placement, the Company deposited $57,500,000 of the proceeds of the Initial Public Offering and the Private Placement in a trust account (“Trust Account”) and has invested or held such proceeds held in the Trust Account in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest solely in direct U.S. government treasury obligations, (ii) uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account, except for income taxes payable and up to $100,000 to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete its initial Business Combination within the Completion Window (as defined below), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated its initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of an initial Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The Class A ordinary shares are recorded at redemption value and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval in connection with an initial Business Combination, it will complete its initial Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with an initial Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving the Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve the Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to (i) waive its redemption rights with respect to its private placement shares in connection with the completion of an initial Business Combination, (ii) waive its redemption rights with respect to its private placement shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering (or up to 24 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate an initial Business Combination by the full amount of time, as described in more detail below) or such earlier liquidation date as the Company’s board of directors may approve or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its private placement shares if the Company fails to complete the initial Business Combination within the prescribed timeframe. In addition, the Sponsor has agreed to vote any private placement shares held by it in favor of the initial Business Combination.

The Company will have until 18 months from the closing of the Initial Public Offering or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, it may extend the period of time to consummate an initial Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination) (such 18-month period, as may be extended to 24 months, the “Completion Window”). The aforementioned extensions do not require shareholder approval. In order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000, or $0.20 per share, if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes its initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to complete a Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Considerations

As of December 31, 2025, the Company had a cash balance of $503,830, and a net income of $302,325 for the year ended December 31, 2025. The Company had a positive working capital of $512,239 as of December 31, 2025. The Company has not commenced any operating activities and does not generate operating revenues. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition strategy and in connection with identifying and consummating an initial Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful or successful within the Completion Window. The financial statements do not include any adjustments that might result from the Company’s inability to consummate an initial Business Combination to continue as a going concern.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the escalation of the Israel-Hamas conflict, and the recent military conflict involving Iran and certain regional and international actors. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system.

In addition, tensions in the Middle East have increased significantly due to the escalation of the Israel-Hamas conflict and the subsequent expansion of hostilities involving Iran, Israel, the United States and other regional actors. Military operations, retaliatory strikes and related security incidents have occurred across several countries in the region, including attacks on military installations, energy infrastructure and shipping routes in the Persian Gulf and surrounding areas. These developments have contributed to heightened geopolitical tensions, disruptions to global shipping and energy markets, and increased volatility in commodity prices and financial markets.

Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the escalation of the Israel-Hamas conflict and the expansion of regional hostilities involving Iran, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of these conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, disruptions to global energy and shipping routes, and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict, the expansion of hostilities involving Iran and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025.

Investment in Trust Account

In connection with the closing of the Company’s Initial Public Offering and Private Placement, the Company deposited $57,500,000 of the proceeds from the Initial Public Offering and Private Placement into the Trust Account. The funds held in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less, money market funds meeting the conditions of Rule 2a-7 under the Investment Company Act that invest solely in direct U.S. government treasury obligations, or may be held as cash. An amount of $500,000 of the proceeds from the Initial Public Offering and The Private Placement were deposited into the Company’s operating cash account and were not deposited into the Trust Account.

The amounts held in the Trust Account are restricted and may be released only upon the earlier of (i) the completion of an initial Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s public shareholders, subject to applicable law. As of December 31, 2025, the assets held in Trust Account, amounting to $58,048,399, were held in money market funds.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of legal and other costs (including underwriting discounts and commissions) that were incurred in connection with the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Class A Ordinary shares subject to possible redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated surplus (deficit). Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to Public Rights	(1,035,000)
Class A ordinary shares issuance cost	(3,063,880)
Plus:
Remeasurement of carrying value to redemption value	4,098,880
Class A Ordinary Shares subject to possible redemption, October 1, 2025	57,500,000
Plus:
Remeasurement of carrying value to redemption value	548,399
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$58,048,399

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Net Income Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the year presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	Year Ended December 31, 2025			For the period from June 19, 2024 through December 31, 2024
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable	Class B Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$215,935	$14,411	$71,978	$(7,567)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,750,000	383,750	1,916,667	1,666,667
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.04	$0.00

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and for the period from June 19, 2024 (inception) through December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction.

The Company may be subject to potential examination by taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

There is currently no taxation imposed by the Government of the Cayman Islands for the year ended December 31, 2025.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option was fully exercised at the time of the Initial Public Offering and therefore the Company did not have any derivative financial instruments outstanding as of December 31, 2025 and December 31, 2024.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s audited financial statements.

NOTE 3 — PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 1, 2025, the Company sold 5,750,000 Units, which included the full exercise by the underwriter of the over-allotment option in the amount of 750,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $57,500,000.

Each Unit consists of one Class A ordinary share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-tenth (1/10) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of 10 in order to receive shares for all of their Public Rights upon closing of a Business Combination.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 153,750 Private Placement Units, at a price of $10.00 per Private Placement Unit generating gross proceeds of $1,537,500. Each Private Placement Unit consists of one Class A ordinary share and one right (“Private Right”) to purchase one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination.

The Sponsor, and officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of ordinary shares or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 27, 2024, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of the Company’s Initial Public Offering costs in exchange for 5,750,000 Class B ordinary shares (“Founder Shares”) (up to 750,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option in the Initial Public Offering was exercised). Subsequently, in connection with a reduction in the size of the Initial Public Offering, on April 21, 2025, the 5,750,000 Founder Shares owned by the Sponsor was adjusted, for no additional consideration, to 1,916,667 Founder Shares (up to 250,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option in the Initial Public Offering was exercised). Prior to the consummation of the Initial Public Offering, the Sponsor forfeited an additional 825,000 Founder Shares and certain investors purchased an aggregate of 825,000 Founder Shares for approximately $0.013 per share.

As of October 1, 2025, there were 1,916,667 Founder Shares issued and outstanding. The underwriter fully exercised the over-allotment option and none of the Founder Shares were subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of an initial Business Combination; and (B) subsequent to an initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note - Sponsor

On August 1, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $300,000 to fund costs incurred in connection with the Company’s formation and its initial public offering. On April 1, 2025, the promissory note was amended to increase the maximum borrowing amount to $800,000. The promissory note was non-interest bearing and payable upon the earlier of the consummation of the Company’s initial public offering or December 31, 2025. In connection with the completion of the Company’s Initial Public Offering in October 2025, the Company repaid substantially all amounts outstanding under the promissory note. As of December 31, 2025, an aggregate principal amount of $22 remained outstanding under the promissory note and is included in Loan from Sponsor in the accompanying balance sheet.

Due to related parties

In October 2025, in connection with the Private Placement, certain Founder Shares were purchased by third-party investors from the Company following the forfeiture of such shares by the Sponsor. The Company recorded amounts payable to related parties representing proceeds from these share sales that were temporarily retained by the Company.

As of December 31, 2025, the Company had an outstanding balance of $22,261 payable to related parties, included in current liabilities. The payable is non-interest bearing and is expected to be settled in the normal course of business.

Administrative Support Services

Commencing on the closing of the Company’s Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. No amounts were incurred or accrued under this arrangement as of December 31, 2025.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025, there are no Working Capital Loans outstanding.

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Units issued in the Private Placement and the Class A ordinary shares underlying such Private Placement Units, and (iii) any private placement units (and underlying Class A ordinary shares) that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering and Private Placement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain piggy-back registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

In connection with the Company’s Initial Public Offering completed in October 2025, the Company granted the underwriter a 45-day option to purchase up to 750,000 additional Units to cover over-allotments at the Initial Public Offering price, less underwriting commissions. The underwriter’s over-allotment option was exercised in full.

The underwriter was paid a cash underwriting discount of $0.05 per Unit, or 0.50%, resulting in total underwriting discounts of $287,500, upon the closing of the Initial Public Offering. In addition, the underwriter or its designees received an aggregate of 230,000 Class A ordinary shares in connection with the Initial Public Offering (the “Representative Shares”). The Representative Shares were measured at fair value in accordance with ASC 718 and SAB Topic 5A. The fair value of the Representative Shares was determined to be $2,300,000 (230,000 shares at the $10.00 Initial Public Offering price per share) and has been included in the total offering costs. The registration statement registering the Units in the Initial Public Offering also registered the Class A ordinary shares issuable to the underwriter. In addition to the underwriting discount, the Company paid the underwriter $25,000 upon the execution of the engagement letter relating to the Company’s Initial Public Offering, as an advance against out-of-pocket accountable expenses actually anticipated to be incurred by the underwriter, which was reimbursable to the extent not actually incurred, and the Company agreed to pay the underwriter for travel, lodging and other “road show” expenses, expenses of the underwriter’s legal counsel and certain diligence and other fees up to $50,000 (inclusive of the advance of $25,000). No discounts or commissions were paid on the sale of the Private Placement Units.

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

If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate his, her or its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company. In the event that the Company is not the surviving entity upon the consummation of the Company’s initial Business Combination, and there is no effective registration statement for the offering of the shares underlying the rights, the rights may expire worthless.

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

Although a company incorporated in the Cayman Islands may issue fractional shares, it is not the Company’s intention to issue any fractional shares upon conversions of the rights. In the event that any holder would otherwise be entitled to any fractional share upon exchange of his, her or its rights, the Company will reserve the option, to the fullest extent permitted by the amended and restated memorandum and articles of association, the Companies Act and other applicable law, to deal with any such fractional entitlement at the relevant time as the Company sees fit, which would include the rounding down of any entitlement to receive ordinary shares to the nearest whole share (and in effect extinguishing any fractional entitlement), or the holder being entitled to hold any remaining fractional entitlement (without any share being issued) and to aggregate the same with any future fractional entitlement to receive shares in the Company until the holder is entitled to receive a whole number. Any rounding down and extinguishment may be done with or without any in lieu cash payment or other compensation being made to the holder of the relevant rights, such that value received on exchange of the rights may be considered less than the value that the holder would otherwise expect to receive. All holders of rights shall be treated in the same manner with respect to the issuance of shares upon conversions of the rights.

The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each Class A ordinary share issuable in respect of the rights.

As of December 31, 2025, there are a total of 5,750,000 rights outstanding.

NOTE 7 — SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, 383,750 shares of Class A ordinary shares were issued and outstanding, excluding 5,750,000 shares subject to possible redemption. At December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025 and December 31, 2024, there were 1,916,667 Class B ordinary shares issued and outstanding (see Note 5). No Class B ordinary shares are subject to forfeiture, as the underwriter’s over-allotment option was exercised in full in connection with the Initial Public Offering. As a result, the Founder Shares collectively represented 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to the initial Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of all ordinary shares issued and outstanding upon the completion of the Business Combination.

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

	For the year ended December 31, 2025	For the period from June 19, 2024 (inception) through December 31, 2024
Cash	$503,830	$1,908
Investments held in trust account	$58,048,399	-
General and administrative expenses	$250,690	$7,675
Interest income on investments in trust account	$4,558	-
Dividend income on investments in trust account	$548,399	-

The CODM reviews cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 9 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$58,048,399	$-	$-

The fair value of the Public Rights issued in the Initial Public Offering is $1,035,000, or $0.18 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Share Rights issued in the Initial Public Offering:

December 31, 2025
Expected term to De-SPAC (Years)	$1.50
Probability of De-SPAC and instrument-specific market adjustment	18.0%
Risk-free rate (continuous)	$3.63
Implied share price	$9.82

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 18, 2026, the date that the financial statements were available to be issued. In February 2026, 100,000 Founder Shares were transferred from the Sponsor to four independent directors of the Company (with each director receiving 25,000 Founder Shares). Other than the foregoing, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.