Form 10-Q
period 2026-03-31
StoneBridge Acquisition II Corp
filed 2026-05-15
CIK 2043630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2026, the registrant had a total of 6,133,750 Class A ordinary shares, $0.0001 par value, issued and outstanding, and 1,916,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

STONEBRIDGE ACQUISITION II CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STONEBRIDGE ACQUISITION II CORPORATION
INDEX TO FINANCIAL STATEMENTS

STONEBRIDGE ACQUISITION II CORPORATION

CONDENSED Balance Sheets

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash	$329,698	$503,830
Prepaid expenses – current portion	143,499	54,092
Total Current Assets	473,197	557,922
Investments held in Trust Account	58,558,815	58,048,399
Other long-term assets – prepaid insurance	-	32,740
Total Other Assets	58,558,815	58,081,139
TOTAL ASSETS	$59,032,012	$58,639,061

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$28,750	$23,400
Loan from sponsor	22	22
Due to related parties	22,261	22,261
Total current liabilities	51,033	45,683
TOTAL LIABILITIES	51,033	45,683

COMMITMENTS AND CONTINGENCIES
ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class A ordinary shares subject to possible redemption, $0.0001 par value; 5,750,000 shares issued and outstanding at redemption value of $10.00 per share	$58,558,815	58,048,399

SHAREHOLDERS’ EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 383,750 issued and outstanding (excluding 5,750,000 shares subject to possible redemption)	38	38
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 1,916,667 issued and outstanding(1)(2)	192	192
Additional paid-in capital	421,934	544,749
Accumulated deficit	-	-
TOTAL SHAREHOLDERS’ EQUITY	422,164	544,979

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$59,032,012	$58,639,061

(1)	Includes an aggregate of up to 250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option in the Company’s initial public offering (the “Initial Public Offering”) was not exercised in full or in part by the underwriters (Note 6). On October 1, 2025, the underwriters fully exercised their over-allotment option in connection with the Initial Public Offering. As such, no Class B ordinary shares were forfeited.
(2)	On September 30, 2025, Stonebridge Acquisition Sponsor II LLC (the “Sponsor”) forfeited 825,000 Class B ordinary shares, and Maxim and certain third-party investors purchased an aggregate of 825,000 Class B ordinary shares for approximately $0.013 per share. On February 5, 2026, 100,000 Class B ordinary shares were transferred from the Sponsor to four independent directors of the Company as a one-time grant for their service as independent directors. The foregoing transactions did not result in a change in the number of Class B ordinary shares outstanding. All share and per share information has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

CONDENSED Statements of Operations
(UNAUDITED)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
EXPENSES
General and administrative expenses	$126,942	$-

OTHER INCOME
Interest income	-	20
Interest income on investments in Trust Account	4,127	-
Dividend income on investments in Trust Account	510,416	-

NET INCOME	387,601	20

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	-
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	-
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	383,750	-
Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.05	-
Basic and Diluted weighted average shares outstanding, Class B ordinary shares(1)(2)	1,916,667	1,666,667
Basic and Diluted net income per share, non-redeemable Class B ordinary shares	$0.05	$0.00

(1)

Number for the three months ended March 31, 2025 excludes an aggregate of up to 250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option in the Initial Public Offering was not exercised in full or in part by the underwriters (Note 6). On October 1, 2025, the underwriters fully exercised their over-allotment option in connection with the Initial Public Offering. As such, no Class B ordinary shares were forfeited.

(2)	On September 30, 2025, the Sponsor forfeited 825,000 Class B ordinary shares, and Maxim and certain third-party investors purchased an aggregate of 825,000 Class B ordinary shares for approximately $0.013 per share. On February 5, 2026, 100,000 Class B ordinary shares were transferred from the Sponsor to four independent directors of the Company as a one-time grant for their service as independent directors. The foregoing transactions did not result in a change in the number of Class B ordinary shares outstanding. All share and per share information has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated surplus	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(deficit)	Equity
Balance as of January 1, 2026	383,750	$38	1,916,667	$192	$544,749	$-	$544,979
Remeasurement for Class A ordinary shares to redemption value					(122,815)	(387,601)	(510,416)
Net income for the period	-	-	-	-	-	387,601	387,601
Balance as of March 31, 2026	383,750	$38	1,916,667	$192	$421,934	$-	$422,164

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025(1)(2)	1,916,667	$192	$24,808	$(7,567)	$17,433
Net income	-	-	-	20	20
Balance as of March 31, 2025(2)	1,916,667	$192	$24,808	$(7,547)	$17,453

(1)	This number includes an aggregate of up to 250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option in the Initial Public Offering was not exercised in full or in part by the underwriter (see Note 5).
(2)	The Sponsor was originally issued 5,750,000 Class B ordinary shares. Subsequently, on April 21, 2025, in connection with a reduction in the size of the Initial Public Offering, the Sponsor surrendered 3,833,333 Class B ordinary shares for no consideration. All share and per share information has been retrospectively presented.

The accompanying notes are an integral part of these condensed financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

CONDENSED Statements of Cash Flows
(UNAUDITED)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$387,601	$20
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Dividend income on Investments Held in Trust Account	(510,416)
Changes in operating assets and liabilities:
Accounts payable	5,350	-
Due to related parties	-	(6,380)
Prepaid expenses	(56,667)	-
Net cash flows used in operating activities	(174,132)	(6,360)

Cash Flows from Financing Activities:
Proceeds from notes payable - related party	-	22,500
Payment of deferred offering costs	-	(16,120)
Net cash flows provided by investing activities	-	6,380

NET CHANGE IN CASH	(174,132)	20
CASH, BEGINNING OF PERIOD	503,830	1,908
CASH, END OF PERIOD	$329,698	$1,928

Supplemental disclosure of noncash activities:
Payment of deferred offering costs by note payable - related party	$-	$22,500

The accompanying notes are an integral part of these condensed financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

StoneBridge Acquisition II Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 19, 2024. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not yet selected any Business Combination target.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operating activities. All activity for the three months ended March 31, 2026 and the three months ended March 31, 2025 relates to the Company’s formation, completion of its private placement financing and the completion of its initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income earned on investments held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

On October 1, 2025, the Company consummated the Initial Public Offering of 5,750,000 units (the “Public Units” and, with respect to the Class A ordinary shares included in the Public Units, the “Public Shares”), which included the full exercise by the underwriter of its over-allotment option in the amount of 750,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $57,500,000. Each Public Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive one- tenth (1/10) of one Class A ordinary share upon the completion of an initial Business Combination.

Simultaneously with the consummation of the Initial Public Offering and exercise of over-allotment option, the Company consummated a private placement (the “Private Placement”) of 153,750 units (the “Private Units”) to the Sponsor and certain investors, at a price of $10.00 per Private Unit, generating total proceeds of $1,537,500, which is described in Note 4.

Transaction costs for the Initial Public Offering amounted to $3,063,880, consisting of $287,500 of underwriting commissions which was paid in cash on the closing date of the Initial Public Offering, $2,300,000 of the Representative Shares (discussed below) and $476,380 of other offering costs.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

In connection with the closing of the Initial Public Offering and the Private Placement, the Company deposited $57,500,000 of the proceeds of the Initial Public Offering and the Private Placement in a trust account (“Trust Account”) and has invested or held such proceeds held in the Trust Account in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest solely in direct U.S. government treasury obligations, (ii) uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account, except for income taxes payable and up to $100,000 to pay dissolution expenses, as applicable, if any, until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete its initial Business Combination within the Completion Window (as defined below), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated its initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

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

The Company will have until 18 months from the closing of the Initial Public Offering (or April 1, 2027) or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within such 18 months, it may extend the period of time to consummate an initial Business Combination up to two times, each by an additional three months (for a total of up to 24 months, or until October 1, 2027, to complete a Business Combination) (such 18-month period, as may be extended to 24 months, the “Completion Window”). The aforementioned extensions do not require shareholder approval. In order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000, or $0.20 per share, if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes its initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to complete a Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Considerations

As of March 31, 2026, the Company had a cash balance of $329,698, and a net income of $387,601 for the three months ended March 31, 2026. The Company had a positive working capital of $422,164 as of March 31, 2026. The Company has not commenced any operating activities and does not generate operating revenues. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition strategy and in connection with identifying and consummating an initial Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful or successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to consummate an initial Business Combination to continue as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2025 and for the year then ended, included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $329,698 and $503,830 cash as of March 31, 2026 and December 31, 2025, respectively, and no cash equivalents as of such dates.

Investment in Trust Account

In connection with the closing of the Company’s Initial Public Offering and Private Placement, the Company deposited $57,500,000 of the proceeds from the Initial Public Offering and Private Placement into the Trust Account. The funds held in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less, money market funds meeting the conditions of Rule 2a-7 under the Investment Company Act that invest solely in direct U.S. government treasury obligations, or may be held as cash. An amount of $500,000 of the proceeds from the Initial Public Offering and the Private Placement was deposited into the Company’s operating cash account and was not deposited into the Trust Account.

The amounts held in the Trust Account are restricted and may be released only upon the earlier of (i) the completion of an initial Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s public shareholders, subject to applicable law. As of March 31, 2026 and December 31, 2025, the assets held in Trust Account, amounting to $58,558,815 and $58,048,399, respectively, were held in money market funds.

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

Class A Ordinary shares subject to possible redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated surplus (deficit). Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to Public Rights	(1,035,000)
Class A ordinary shares issuance cost	(3,063,880)
Plus:
Remeasurement of carrying value to redemption value	4,098,880
Class A Ordinary Shares subject to possible redemption, October 1, 2025	57,500,000
Plus:
Remeasurement of carrying value to redemption value	548,399
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$58,048,399
Plus:
Remeasurement of carrying value to redemption value	510,416
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$58,558,815

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Net Income Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable	Class B Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$276,844	$18,476	$92,281	$20

Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,750,000	383,750	1,916,667	1,666,667
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.05	$0.00

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed by the Government of the Cayman Islands for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option was fully exercised at the time of the Initial Public Offering and therefore the Company did not have any derivative financial instruments outstanding as of March 31, 2026 and December 31, 2025.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements. The Company adopted ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, effective for interim periods beginning after December 15, 2024; as the Company operates as a single reportable segment, adoption had no material impact. The Company adopted ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, effective January 1, 2026; given the Company is incorporated in the Cayman Islands and is not subject to income taxes, this standard had no impact on the financial statements. ASU 2024-03, Income Statement — Expense Disaggregation Disclosures, is effective for annual periods beginning after December 15, 2026 and is not expected to have a material effect on the Company’s financial statements.

NOTE 3 — PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 1, 2025, the Company sold 5,750,000 Public Units, which included the full exercise by the underwriter of the over-allotment option in the amount of 750,000 Public Units at a price of $10.00 per Public Unit, generating total gross proceeds of $57,500,000.

Each Public Unit consists of one Class A ordinary share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-tenth (1/10) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of 10 in order to receive shares for all of their Public Rights upon closing of an initial Business Combination.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 153,750 Private Units, at a price of $10.00 per Private Unit generating gross proceeds of $1,537,500. Each Private Unit consists of one Class A ordinary share and one right (“Private Right”) to purchase one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination.

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

In February 2026, the Sponsor transferred 100,000 Founder Shares to four independent directors of the Company as a one-time equity grant for their services on the Company’s board of directors and committees thereof, as follows: (i) 25,000 Founder Shares to Richard Saldanha; (ii) 25,000 Founder Shares to Joel Huffman; (iii) 25,000 Founder Shares to Roshan Boodhoo; and (iv) 25,000 Founder Shares to Mahboob Subuhani Mohamed Mohideen. The shares vest only upon the consummation of an initial Business Combination and subject to the director’s continued service through such date, and are subject to return to the Sponsor if such event does not occur. As of March 31, 2026, no compensation expense has been recognized as the vesting condition is not yet considered probable. Following such transfers, the Sponsor held 991,667 Founder Shares, certain third-party investors collectively held 825,000 Founder Shares and the four independent directors collectively held 100,000 Founder Shares. The total number of Class B ordinary shares outstanding remains 1,916,667.

The Sponsor and the Company’s independent directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) six months after the completion of an initial Business Combination; and (B) subsequent to an initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 75 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note - Sponsor

On August 1, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $300,000 to fund costs incurred in connection with the Company’s formation and its initial public offering. On April 1, 2025, the promissory note was amended to increase the maximum borrowing amount to $800,000. The promissory note was non-interest bearing and payable upon the earlier of the consummation of the Company’s initial public offering or December 31, 2025. In connection with the completion of the Initial Public Offering in October 2025, the Company repaid substantially all amounts outstanding under the promissory note. As of March 31, 2026, and December 31, 2025, an aggregate principal amount of $22 remained outstanding under the promissory note and is included in Loan from Sponsor in the accompanying balance sheet.

Transfer of Founder Shares by Sponsor

As discussed under “—Founder Shares,” on February 5, 2026, the Company’s board of directors approved the grant, and transfer by the Sponsor, of an aggregate of 100,000 Class B ordinary shares then held by the Sponsor, to each of four independent members of the Company’s board of directors, as a one-time equity grant for their respective services on the Company’s board of directors and committees thereof. The 100,000 Class B ordinary shares were transferred to the independent members of the Company’s board of directors by the Sponsor from existing Class B ordinary shares then held by the Sponsor. The shares vest only upon the consummation of an initial Business Combination and subject to the director’s continued service through such date, and are subject to return to the Sponsor if such event does not occur.

Due to related parties

In October 2025, in connection with the Private Placement, certain Founder Shares were purchased by third-party investors from the Company following the forfeiture of such shares by the Sponsor. The Company recorded amounts payable to related parties representing proceeds from these share sales that were temporarily retained by the Company.

As of March 31, 2026, and December 31, 2025, the Company had an outstanding balance of $22,261 payable to related parties, included in current liabilities. The payable is non-interest bearing and is expected to be settled in the normal course of business.

Administrative Support Services

Commencing on the closing of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Sponsor has agreed to waive such fees for the period commencing October 1, 2025. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. No amounts were incurred or accrued under this arrangement for the three months ended March 31, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 31, 2026, and December 31, 2025, there were no Working Capital Loans outstanding.

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Units issued in the Private Placement and the Class A ordinary shares underlying such Private Units, and (iii) any units (and underlying Class A ordinary shares) that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering and Private Placement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain piggy-back registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

In connection with the Initial Public Offering completed in October 2025, the Company granted the underwriter a 45-day option to purchase up to 750,000 additional Public Units to cover over-allotments at the Initial Public Offering price, less underwriting commissions. The underwriter’s over-allotment option was exercised in full.

The underwriter was paid a cash underwriting discount of $0.05 per Unit, or 0.50%, resulting in total underwriting discounts of $287,500, upon the closing of the Initial Public Offering. In addition, the underwriter or its designees received an aggregate of 230,000 Class A ordinary shares in connection with the Initial Public Offering (the “Representative Shares”). The Representative Shares were measured at fair value in accordance with ASC 718 and SAB Topic 5A. The fair value of the Representative Shares was determined to be $2,300,000 (230,000 shares at the $10.00 Initial Public Offering price per share) and has been included in the total offering costs. The registration statement registering the Public Units in the Initial Public Offering also registered the Representative Shares. In addition to the underwriting discount, the Company paid the underwriter $25,000 upon the execution of the engagement letter relating to the Initial Public Offering, as an advance against out-of-pocket accountable expenses actually anticipated to be incurred by the underwriter, which was reimbursable to the extent not actually incurred, and the Company agreed to pay the underwriter for travel, lodging and other “road show” expenses, expenses of the underwriter’s legal counsel and certain diligence and other fees up to $50,000 (inclusive of the advance of $25,000). No discounts or commissions were paid on the sale of the Private Units.

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

As of March 31, 2026, and December 31, 2025, there were a total of 5,903,750 and 5,750,000 rights outstanding, respectively.

NOTE 7 — SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2026, and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026, 383,750 shares of Class A ordinary shares were issued and outstanding, excluding 5,750,000 shares subject to possible redemption. At December 31, 2025, 383,750 shares of Class A ordinary shares were issued and outstanding, excluding 5,750,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 1,916,667 Class B ordinary shares issued and outstanding (see Note 5). No Class B ordinary shares are subject to forfeiture, as the underwriter’s over-allotment option was exercised in full in connection with the Initial Public Offering. As a result, the Founder Shares collectively represented approximately 23.8% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering.

In February 2026, the Sponsor transferred 100,000 Founder Shares to four independent directors of the Company, with each director receiving 25,000 Founder Shares. The shares vest only upon the consummation of an initial Business Combination and subject to the director’s continued service through such date, and are subject to return to the Sponsor if such event does not occur. As of March 31, 2026, no compensation expense has been recognized as the vesting condition is not yet considered probable.

Following such transfers, the Sponsor held 991,667 Founder Shares, certain third-party investors collectively held 825,000 Founder Shares and the four independent directors collectively held 100,000 Founder Shares. The total number of Class B ordinary shares issued and outstanding remains 1,916,667.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to the initial Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of all ordinary shares issued and outstanding upon the completion of the Business Combination (excluding the Class A ordinary shares underlying the Private Units and the Representative Shares).

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

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Cash	$329,698	$1,928
Investments held in trust account	$58,558,815	-
General and administrative expenses	$126,942	-
Interest income	$4,127	$20

Dividend income on investments in trust account	$510,416	-

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

The following tables present information about the Company’s assets that are measured at fair value on March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2026
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$58,558,815	$-	$-

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$58,048,399	$-	$-

The fair value of the Public Rights issued in the Initial Public Offering is $1,035,000, or $0.18 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights issued in the Initial Public Offering:

	March 31, 2026	December 31, 2025
Expected term to De-SPAC (Years)	$1.50	$1.50
Probability of De-SPAC and instrument-specific market adjustment	18.0%	18.0%
Risk-free rate (continuous)	$3.63	$3.63
Implied share price	$9.82	$9.82

NOTE 10 — SUBSEQUENT EVENTS

On May 8, 2026, Richard Saldanha resigned as a member of the Company’s board of directors and all committees thereof, effective immediately. As a consequence of Mr. Saldanha’s resignation, the 25,000 Class B ordinary shares previously granted to Mr. Saldanha were automatically returned to the Sponsor in accordance with the terms of the applicable grant agreement. The Company has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued and, other than the foregoing, has not identified any events requiring adjustment or disclosure.. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements within the meaning of Section 21E of the Exchange Act, which are subject to the safe harbor created thereby. All statements contained in this Report other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, business operations and objectives, and financial needs. We may not actually achieve the plans, intentions, or expectations disclosed in, or implied by, our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks and uncertainties set forth under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Annual Report, filed with the U.S. Securities and Exchange Commission, or the SEC, and in any subsequent filings we make with the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We may pursue an initial business combination target in any industry and geographic location. As of the date of the filing of this Report, we have not selected any specific business combination target. While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on international businesses that would benefit in valuation arbitrage by going public in the United States on a U.S. national securities exchange. We currently intend to focus our search for an initial business combination target in the following key verticals: (i) Electronic Commerce, (ii) Financial Technology, (iii) Software as a Service, (iv) Renewable Energy, (v) Mining, and (vi) Information Technology, or IT, and IT-Enabled Services. Our current intended geographic focus is the Asia-Pacific, and the Europe, Middle East and Africa, regions.

On October 1, 2025, we consummated our, initial public offering, or our Initial Public Offering, of 5,750,000 units, or the Public Units, including 750,000 Public Units issued upon the full exercise of the underwriter’s over-allotment option. Each Public Unit consisted of one Class A ordinary share, $0.0001 par value per share, or Class A Ordinary Share, and one right, or Public Right, with each one Public Right entitling the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $57,500,000. In connection with the Initial Public Offering, we also issued 230,000 Class A Ordinary Shares, or the Representative Shares, to a designee of the underwriter in our Initial Public Offering, as part of the underwriting compensation in our Initial Public Offering.

Simultaneously with the closing of our Initial Public Offering, pursuant to a units purchase agreement between us and StoneBridge Acquisition Sponsor II LLC, or our sponsor, and certain subscription agreements between us and certain at-risk capital investors, we completed the private sale, or the Private Placement, of an aggregate of 153,750 units, or the Private Units, at a price of $10.00 per Private Unit, generating aggregate gross proceeds of $1,537,500. Each Private Unit consisted of one Class A Ordinary Share and one right, or Private Right, with each one Private Right entitling the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination. No underwriting discounts or commissions were paid with respect to such sale.

We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the Private Placement, our shares, debt or a combination of cash, shares and debt.

We have until the date that is 18 months from the closing of our Initial Public Offering (or April 1, 2027) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such 18 months, we may extend the period of time to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 24 months, or until October 1, 2027, to complete an initial business combination). The aforementioned extensions do not require shareholder approval. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement between us and Continental Stock Transfer & Trust Company, or Continental, entered into in connection with our Initial Public Offering, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account established in connection with our Initial Public Offering, or the Trust Account, $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000, or $0.20 per share, if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination, and then only from the amount remaining in the Trust Account after redemptions in connection with our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us after redemptions in connection with our initial business combination. If we do not complete a business combination, we will not repay such loans. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination.

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

Following the closing of our Initial Public Offering and the Private Placement, an amount of $57,500,000 ($10.00 per unit) from the net proceeds of the sale of the Public Units in our Initial Public Offering and the Private Units in the Private Placement was placed in the Trust Account. The funds in the Trust Account have been, and will be, invested or held only in (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the U.S. Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, or (ii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any), to complete our initial business combination.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the proceeds from our Initial Public Offering and Private Placement held in the Trust Account will not be released until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

We have incurred and expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 19, 2024 (the date of our inception) through March 31, 2026 were organizational activities, those necessary to prepare for our Initial Public Offering, and subsequent to our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income from the proceeds derived from our Initial Public Offering and the Private Placement held in the Trust Account. We incur, and expect to continue to incur, expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three months ended March 31, 2026, we had net income of $387,601, which consisted of interest income and dividend income on investments on funds held in the Trust Account, partially offset by general and administrative expenses of $126,942.

For the three months ended March 31, 2025, we had net income of $20, which consisted solely of bank interest income. As we had not yet commenced our Initial Public Offering during that period, no operating expenses were recognized.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of founder shares by our sponsor and advances from our sponsor.

On October 1, 2025, we consummated our Initial Public Offering of 5,750,000 Public Units, including 750,000 Public Units issued upon the full exercise of the underwriter’s over-allotment option, at a price of $10.00 per Public Unit, generating gross proceeds of $57,500,000. Simultaneously with the closing of our Initial Public Offering, we completed the Private Placement of an aggregate of 153,750 Private Units, at a price of $10.00 per Private Unit, generating aggregate gross proceeds of $1,537,500.

Following the closing of our Initial Public Offering and the Private Placement, an amount of $57,500,000 ($10.00 per unit) from the net proceeds of the sale of the Public Units in our Initial Public Offering and the Private Units in the Private Placement was placed in the Trust Account.

Transaction costs relating to our Initial Public Offering amounted to $3,063,880, consisting of $287,500 of cash underwriting commissions, $2,300,000 of fair value of the Representative Shares issued to the underwriter’s designee, and $476,380 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $174,132. The operating cash outflows consisted primarily of payments for professional services including legal, accounting, audit, and administrative support fees, partially offset by trust interest and dividend income received in the operating account. For the three months ended March 31, 2025, net cash used in operating activities was $6,360, consisting of payments for operating expenses and administrative support fees.

For the three months ended March 31, 2026, there were no financing activities. For the three months ended March 31, 2025, net cash provided by financing activities was $6,380, consisting of proceeds from a promissory note from our sponsor, partially offset by payment of deferred offering costs.

For the three months ended March 31, 2026 and 2025, there were no investing activities.

As of March 31, 2026, we had assets held in the Trust account of $58,558,815, consisting of money market funds. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of interest earned on the Trust Account that may be released to us to pay our taxes, if any, to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $329,698. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums. We could use a portion of the funds held outside the Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts at that time. Up to $1,500,000 of such working capital loans may be converted into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of March 31, 2026, we had no borrowings under the working capital loans.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account.

Going Concern Consideration

As of March 31, 2026, our cash balance was $329,698 and we had working capital of $422,164. We have not commenced any operating activities and do not generate operating revenues. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition strategy and in connection with identifying and consummating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed financial statements included in this Report are issued. There is no assurance that our plans to consummate an initial business combination will be successful or successful within the completion window. The unaudited condensed financial statements included in this Report do not include any adjustments that might result from our inability to consummate an initial business combination to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Refer to “Note 5—Related Party Transactions” in the unaudited condensed financial statements contained elsewhere in this Report.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a fee of $10,000 per month for administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No amounts were incurred or accrued under this arrangement as of March 31, 2026.

Our sponsor had agreed to loan us an aggregate of up to $800,000 to be used for a portion of the expenses of our Initial Public Offering. The loan was non-interest bearing and unsecured. The loan was evidenced by a promissory note, and was payable on the earlier of December 31, 2025 or the date on which we consummated an initial public offering of our securities. In connection with the completion of our Initial Public Offering, we repaid substantially all amounts outstanding under the promissory note. As of March 31, 2026, an amount of $22 remained outstanding under the promissory note. Borrowings under the promissory note are no longer available.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could materially differ from those estimates. See Note 2 to our unaudited condensed financial statements included elsewhere in this Report.

Class A Ordinary shares subject to possible redemption

Our public shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, or if there is a shareholder vote or tender offer in connection with our initial business combination. In accordance with ASC 480-10-S99, we classify our public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of our Initial Public Offering, we recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated surplus (deficit). Accordingly, as of March 31, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. As of March 31, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to Public Rights	(1,035,000)
Class A Ordinary Shares issuance cost	(3,063,880)
Plus:
Remeasurement of carrying value to redemption value	4,098,880
Class A Ordinary Shares subject to possible redemption, October 1, 2025	57,500,000
Plus:
Remeasurement of carrying value to redemption value	548,399
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$58,048,399
Plus:
Remeasurement of carrying value to redemption value	510,416
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$58,558,815

Net Income Per Ordinary Share

We have two classes of shares, being Class A Ordinary Shares and Class B ordinary shares, par value $0.0001 per share, or Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. We did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the year presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable	Class B Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$276,843	$18,476	$92,281	$20

Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,750,000	383,750	1,916,667	1,666,667
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.05	$0.00

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option in our Initial Public Offering was fully exercised at the time of our Initial Public Offering and therefore we did not have any derivative financial instruments outstanding as of March 31, 2026 and December 31, 2025.

Rights

We account for our Public Rights and Private Rights in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified our rights under equity treatment at its assigned value.

Recent Accounting Pronouncements

We adopted ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, effective for interim periods beginning after December 15, 2024. As we operate as a single reportable segment, adoption had no material impact.

We adopted ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, effective January 1, 2026. Given we are incorporated in the Cayman Islands and are not subject to income taxes, this standard had no impact on the unaudited condensed financial statements.

ASU 2024-03, Income Statement — Expense Disaggregation Disclosures, is effective for annual periods beginning after December 15, 2026 and is not expected to have a material effect on our financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this Item.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under the heading “Risk Factors” and elsewhere in our 2025 Annual Report filed with the SEC, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors that were included in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 5, 2026, our board of directors approved the grant, and transfer by our sponsor, of an aggregate of 100,000 Class B Ordinary Shares then held by our sponsor, to each of four independent members of our board of directors, as a one-time equity grant for their respective services on our board of directors and committees of our board of directors, as follows: (i) 25,000 Class B Ordinary Shares to Richard Saldanha; (ii) 25,000 Class B Ordinary Shares to Joel Huffman; (iii) 25,000 Class B Ordinary Shares to Roshan Boodhoo; and (iv) 25,000 Class B ordinary shares to Mahboob Subuhani Mohamed Mohideen. The 100,000 Class B Ordinary Shares were transferred to the above-named members of our board of directors by our sponsor, from existing Class B Ordinary Shares then held by our sponsor. Such Class B Ordinary Shares vest only upon the consummation of our initial business combination and subject to the director’s continued service through such date, and are subject to return to our sponsor if such event does not occur. Such Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as provided in our amended and restated memorandum and articles of association. The above transfers were made pursuant to the exemption from registration contained in Section 4 of the Securities Act.

Subsequent to period end, on May 8, 2026, Richard Saldanha resigned as a member of our board of directors and all committees of our board of directors, effective immediately. In accordance with the terms of the agreement governing the grant of 25,000 Class B Ordinary Shares to Mr. Saldanha, as a consequence of Mr. Saldanha’s resignation, the 25,000 Class B Ordinary Shares previously granted to Mr. Saldanha were returned to our sponsor.

Use of Proceeds

On October 1, 2025, we consummated our Initial Public Offering of 5,750,000 Public Units, including 750,000 Public Units issued upon the full exercise of the underwriter’s over-allotment option. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $57,500,000. The securities in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-286983), or the Registration Statement. The Registration Statement was declared effective on September 30, 2025.

Simultaneously with the closing of our Initial Public Offering, pursuant to a units purchase agreement between us and our sponsor, and certain subscription agreements between us and certain at-risk capital investors, we completed the Private Placement of an aggregate of 153,750 Private Units, consisting of (i) 68,750 Private Units to our sponsor and (ii) 85,000 Private Units to the other investors, in each case at a price of $10.00 per Private Unit, generating aggregate gross proceeds of $1,537,500. No underwriting discounts or commissions were paid with respect to such sale.

Following the closing of our Initial Public Offering, an amount of $57,500,000 ($10.00 per unit) from the net proceeds of the sale of the units in our Initial Public Offering and Private Placement was placed in the Trust Account. The funds in the Trust Account have, and will be, invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, or (ii) an interest bearing bank demand deposit account or other accounts at a bank. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any), to complete our initial business combination.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the proceeds from our Initial Public Offering and Private Placement held in the Trust Account will not be released until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law, or (iii) the redemption of our public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

Transaction costs relating to our Initial Public Offering amounted to $3,063,880, consisting of $287,500 of cash underwriting commissions, $2,300,000 of fair value of the Representative Shares issued to the underwriter’s designee, and $476,380 of other offering costs.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as is described in the Registration Statement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2026).
10.2	Form of Joinder to Sponsor Letter Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2026).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) under the Exchange Act.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026	StoneBridge Acquisition II Corporation

	By:	/s/ Bhargav Marepally
Bhargav Marepally
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Prabhu Antony
Prabhu Antony
Chief Financial Officer (Principal Financial and Accounting Officer)