Form 10-Q
period 2026-06-30
StoneBridge Acquisition II Corp
filed 2026-08-14
CIK 2043630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, the registrant had a total of 6,133,750 Class A ordinary shares, $0.0001 par value, issued and outstanding, and 1,916,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

STONEBRIDGE ACQUISITION II CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STONEBRIDGE ACQUISITION II CORPORATION
INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	F-2
Condensed Statements of Operations for the three and six months ended June 30, 2026 (Unaudited) and three and six months ended June 30, 2025 (Unaudited)	F-3
Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 (Unaudited) and three and six months ended June 30, 2025 (Unaudited)	F-4
Condensed Statements of Cash Flows for the six months ended June 30, 2026 (Unaudited) and six months ended June 30, 2025 (Unaudited)	F-5
Notes to Condensed Financial Statements	F-6 to F-21

STONEBRIDGE ACQUISITION II CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
CURRENT ASSETS
Cash	$211,791	$503,830
Prepaid expenses – current portion	107,467	54,092
Total Current Assets	319,258	557,922
Investments held in Trust Account	59,077,144	58,048,399
Other long-term assets – prepaid insurance		32,740
Total Other Assets	59,077,144	58,081,139
TOTAL ASSETS	$59,396,402	$58,639,061

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$43,169	$23,400
Loan from sponsor	22	22
Due to related parties	22,261	22,261
Total current liabilities	65,452	45,683
TOTAL LIABILITIES	65,452	45,683

COMMITMENTS AND CONTINGENCIES
ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
Class A ordinary shares subject to possible redemption, $0.0001 par value; 5,750,000 shares issued and outstanding at redemption value of $10.27 per share	$59,077,144	58,048,399

SHAREHOLDERS’ EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 383,750 issued and outstanding (excluding 5,750,000 shares subject to possible redemption)	38	38
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 1,916,667 issued and outstanding(1)(2)	192	192
Additional paid-in capital	253,576	544,749
Accumulated deficit	-	-
TOTAL SHAREHOLDERS’ EQUITY	253,806	544,979

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$59,396,402	$58,639,061

(1)

Includes an aggregate of 100,000 Founder Shares transferred by Stonebridge Acquisition Sponsor II LLC (the “Sponsor”) to independent directors of the Company in February 2026 as a one-time equity grant for Board service, of which 25,000 Founder Shares were returned to the Sponsor in May 2026 in connection with the resignation of a director (see Notes 5 and 7).

(2)

On September 30, 2025, the Sponsor forfeited 825,000 Founder Shares, and Maxim and certain third-party investors purchased an aggregate of 825,000 Founder Shares for approximately $0.013 per share. The foregoing transactions did not result in a change in the number of Class B ordinary shares outstanding. All share and per share information has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
EXPENSES
General and administrative expenses	168,714	12,000	$298,034	$12,000

OTHER INCOME
Interest income	-	20	-	39
Interest income on investments in Trust Account	2,733	-	6,860	-
Dividend income on investments in Trust Account	518,329	-	1,028,745	-

NET INCOME (LOSS)	352,348	(11,980)	737,571	(11,961)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	-	5,750,000	-
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	0.04	-	$0.09	-
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	383,750	-	383,750	-
Basic and diluted net income per share, non-redeemable Class A ordinary shares	0.04	-	$0.09	-
Basic and Diluted weighted average shares outstanding, non-redeemable Class B ordinary shares(1)(2)	1,916,667	1,666,667	1,916,667	1,666,667
Basic and Diluted net income (loss) per share, non-redeemable Class B ordinary shares	0.04	(0.01)	$0.09	$(0.01)

(1)

Weighted average shares for the 2025 periods exclude an aggregate of up to 250,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 6). On October 1, 2025, the underwriters fully exercised their over-allotment option in connection with the Company's Initial Public Offering. As such, no Class B ordinary shares were forfeited, and the full 1,916,667 Class B ordinary shares are reflected in the 2026 periods.

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

STONEBRIDGE ACQUISITION II CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated surplus/	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(deficit)	Equity
Balance as of January 1, 2026(1)	383,750	$38	1,916,667	$192	$544,749	$-	$544,979
Remeasurement for Class A ordinary shares to redemption value	-	-	-	-	(125,192)	(385,223)	(510,416)
Net income for the period	-	-	-	-	-	385,223	385,223
Balance as of March 31, 2026	383,750	$38	1,916,667	$192	$419,557	$-	$419,787
Remeasurement for Class A ordinary shares to redemption value	-	-	-	-	(165,981)	(352,348)	(518,329)
Net income for the period	-	-	-	-	-	352,348	352,348
Balance as of June 30, 2026	383,750	$38	1,916,667	$192	$253,576	$-	$253,806

(1)

Includes an aggregate of 100,000 Founder Shares transferred by the Sponsor to independent directors of the Company in February 2026 as a one-time equity grant for Board service, of which 25,000 Founder Shares were returned to the Sponsor in May 2026 in connection with the resignation of a director (see Notes 5 and 7).

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class B Ordinary shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2025(1)(2)	1,916,667	$192	$24,808	$(7,567)	$17,433

Net income	-	-	-	19	19
Balance as of March 31, 2025	1,916,667	$192	$24,808	$(7,548)	$17,452
Net loss	-	-	-	(11,980)	$(11,980)
Balance as of June 30, 2025	1,916,667	$192	$24,808	$(19,528)	$5,472

(1)

This number includes an aggregate of up to 250,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter of the Company’s Initial Public Offering (see Note 5).

(2)

The Sponsor was originally issued 5,750,000. Subsequently, on April 21, 2025, in connection with a reduction in the size of the Company’s Initial Public Offering, the Sponsor surrendered 3,833,333 Founder Shares for no consideration. All share and per share information has been retrospectively presented.

The accompanying notes are an integral part of these condensed financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$737,571	$(11,961)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Dividend income on Investments Held in Trust Account	(1,028,745)	-
Changes in operating assets and liabilities:
Accounts payable	19,769	12,000
Due to related parties	-	-
Prepaid expenses	(20,634)	-
Net cash flows (used in) provided by operating activities	(292,039)	39

NET CHANGE IN CASH	(292,039)	39
CASH, BEGINNING OF PERIOD	503,830	1,908
CASH, END OF PERIOD	$211,791	$1,947

Supplemental disclosure of noncash activities:
Deferred offering costs accrued through accounts payable (net)	$-	$201,220
Expenses and Accounts payable paid by Sponsor on behalf of Company	-	24,800

The accompanying notes are an integral part of these condensed financial statements.

STONEBRIDGE ACQUISITION II CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026 (UNAUDITED)

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

StoneBridge Acquisition II Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on June 19, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not yet completed any Business Combination.

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2026, the Company had not commenced any operating activities. All activity for the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025 relates to the Company’s formation, completion of its private placement financing, and the completion of its initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income earned on investments held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

On October 1, 2025, the Company consummated the Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the full exercise by the underwriter of its over-allotment option of 750,000 Units, at $10.00 per Unit, generating gross proceeds of $57,500,000. Each Unit consists of one Class A ordinary share, $0.0001 par value per share, and one right to receive one-tenth (1/10) of one Class A ordinary share upon the completion of the initial Business Combination.

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

In conjunction with the Initial Public Offering and exercise of over-allotment option, the Company issued to the underwriter 230,000 Class A ordinary shares as partial consideration for its services as underwriter in the Initial Public Offering (the “Representative Shares”). The fair value of the Representative Shares, determined to be $2,300,000 (230,000 shares at the $10.00 Initial Public Offering price per share), accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation” (“ASC 718”) is included in the offering costs.

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

The Company will have until 18 months from the closing of the Initial Public Offering, or April 1, 2027, or until such earlier liquidation date as the Company’s board of directors may approve, to consummate the Company’s initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, it may extend the period of time to consummate an initial Business Combination up to two times, each by an additional three months (for a total of up to 24 months, or October 1, 2027, to complete a business combination) (such 18-month period, as may be extended to 24 months, the “Completion Window”). The aforementioned extensions do not require shareholder approval. In order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000, or $0.20 per share, if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes its initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to complete a Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Considerations

As of June 30, 2026, the Company had a cash balance of $211,791, net income of $352,348 for the three months ended June 30, 2026 and net income of $737,571 for the six months ended June 30, 2026. The Company had a positive working capital of $253,806 as of June 30, 2026. The Company has not commenced any operating activities and does not generate operating revenues. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition strategy and in connection with identifying and consummating an initial Business Combination.

In accordance with ASC 205-40, management has evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the unaudited condensed financial statements are issued. The Company must complete a Business Combination by April 1, 2027 (the "Completion Window"), or such earlier date as determined by the board of directors, or it must cease all operations and redeem the public shares and liquidate the Trust Account, subject to applicable law. The Company may, at its option, extend the Completion Window for up to two additional three-month periods (to July 1, 2027 and October 1, 2027, respectively) by depositing $575,000 into the Trust Account for each extension; however, the Sponsor is not obligated to fund any such extension, and there is no assurance that it will elect to do so.

Because the mandatory liquidation date of April 1, 2027 falls within one year of the date these financial statements are issued, and because the Company's ability to extend that date is discretionary and dependent on funding that the Sponsor is not obligated to provide, management has determined that this mandatory liquidation date, together with the Company's lack of operating revenues and dependence on the Trust Account, raises substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. Management's plans in this regard, including efforts to consummate an initial Business Combination within the Completion Window, cannot be deemed probable of alleviating this substantial doubt as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, and related regional tensions involving Iran and other regional and international actors. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system.

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

Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the escalation of the Israel-Hamas conflict and the expansion of regional hostilities involving Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of these conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, disruptions to global energy and shipping routes, and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict, the expansion of hostilities involving Iran and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination, particularly if such target operates in regions that may be directly affected by developments in the Middle East.

The Company’s ability to complete an initial Business Combination is subject to additional risks and uncertainties, including the Company’s ability to negotiate and execute a definitive business combination agreement on satisfactory terms, to obtain any required regulatory, shareholder or other approvals, and to satisfy closing conditions under such business combination agreement. The Company’s ability to complete an initial Business Combination also depends in part on the amount of funds remaining in the Trust Account and available from other financing sources following any redemptions by the Company’s public shareholders, as well as the availability and terms of any additional debt or equity financing the Company may need to obtain, which may be adversely affected by volatility or disruption in the credit and capital markets, including as a result of the geopolitical conditions described above. There can be no assurance that the Company will have sufficient funds, together with any third-party financing it is able to obtain, to complete tan initial Business Combination. The funds held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest solely in U.S. government treasury obligations, or are held in cash; while such investments are intended to minimize principal risk, there can be no assurance that amounts held in the Trust Account will not be affected by interest rate changes, credit or counterparty risk, or other market conditions.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2025 and for the year then ended, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $211,791 and $503,830 cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investment in Trust Account

In connection with the closing of the Company’s Initial Public Offering and Private Placement, the Company deposited $57,500,000 of the proceeds from the Initial Public Offering and Private Placement into the Trust Account. The funds held in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less, money market funds meeting the conditions of Rule 2a-7 under the Investment Company Act that invest solely in direct U.S. government treasury obligations or may be held as cash. An amount of $500,000 of the proceeds from the Initial Public Offering and the Private Placement were deposited into the Company’s operating cash account and were not deposited into the Trust Account.

The amounts held in the Trust Account are restricted and may be released only upon the earlier of (i) the completion of an initial Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s public shareholders, subject to applicable law. As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $59,077,144 and $58,048,399, respectively, were held in money market funds.

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

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares results in charges against additional paid-in capital (to the extent available) and accumulated surplus (deficit). Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, and are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to Public Rights	(1,035,000)
Class A ordinary shares issuance cost	(3,063,880)
Plus:
Remeasurement of carrying value to redemption value	4,098,880
Class A Ordinary Shares subject to possible redemption, October 1, 2025	57,500,000
Plus:
Remeasurement of carrying value to redemption value	548,399
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$58,048,399
Plus:
Remeasurement of carrying value to redemption value	510,416
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$58,558,815
Plus:
Remeasurement of carrying value to redemption value	518,329
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$59,077,144

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Net Income (loss) Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable	Class B Non-redeemable
Basic and diluted net income (loss) per ordinary shares:
Numerator:
Allocation of net income (loss), basic and diluted	$251,664	$16,796	$83,888	$(11,980)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,750,000	383,750	1,916,667	1,666,667
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$0.04	$(0.01)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable	Class B Non-redeemable
Basic and diluted net income (loss) per ordinary shares:
Numerator:
Allocation of net income (loss), basic and diluted	$526,810	$35,158	$175,603	$(11,961)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,750,000	383,750	1,916,667	1,666,667
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$0.09	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There is currently no taxation imposed by the Government of the Cayman Islands for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option was fully exercised at the time of the Initial Public Offering and therefore the Company did not have any derivative financial instruments outstanding as of June 30, 2026 and December 31, 2025.

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

In February 2026, the Sponsor transferred 100,000 Founder Shares to four independent directors of the Company as a one-time equity grant for their services on the board of directors, as follows: (i) 25,000 Founder Shares to Richard Saldanha; (ii) 25,000 Founder Shares to Joel Huffman; (iii) 25,000 Founder Shares to Roshan Boodhoo; and (iv) 25,000 Founder Shares to Mahboob Subuhani Mohamed Mohideen. The shares vest only upon the consummation of a Business Combination and subject to the director’s continued service through such date, and are subject to return to the Sponsor if such event does not occur.

Richard Saldanha resigned from the Company’s board of directors effective May 8, 2026. In connection with his resignation, the 25,000 unvested Founder Shares previously granted to Mr. Saldanha were returned to the Sponsor for no consideration. Following Mr. Saldanha’s resignation and the return of his shares, the Sponsor holds, as of the date of this Quarterly Report on Form 10-Q, 1,016,667 Founder Shares, the three remaining independent directors collectively hold 75,000 Founder Shares and Maxim and certain third-party investors collectively hold 825,000 Founder Shares (see above). The total number of Class B ordinary shares outstanding remains 1,916,667. As of June 30, 2026, no compensation expense has been recognized with respect to the remaining unvested Founder Share grants, as the vesting condition (consummation of a Business Combination) is not yet considered probable.

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

Promissory Note — Sponsor

On August 1, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $300,000 to fund costs incurred in connection with the Company’s formation and its initial public offering. On April 1, 2025, the promissory note was amended to increase the maximum borrowing amount to $800,000. The promissory note was non-interest bearing and payable upon the earlier of the consummation of the Company’s initial public offering or December 31, 2025 (which has been repaid). In connection with the completion of the Company’s Initial Public Offering in October 2025, the Company repaid substantially all amounts outstanding under the promissory note. As of June 30, 2026, and December 31, 2025, an aggregate principal amount of $22 remained outstanding under the promissory note and is included in Loan from Sponsor in the accompanying balance sheets.

Due to Related Parties

In October 2025, in connection with the Private Placement, certain Founder Shares were purchased by third-party investors from the Company following the forfeiture of such shares by the Sponsor. The Company recorded amounts payable to related parties representing proceeds from these share sales that were temporarily retained by the Company.

As of June 30, 2026, and December 31, 2025, the Company had an outstanding balance of $22,261 payable to related parties, included in current liabilities. The payable is non-interest bearing and is expected to be settled in the normal course of business.

Administrative Support Services

Commencing on the closing of the Initial Public Offering, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. Effective as of October 1, 2025, the service provider irrevocably waived its right to receive such monthly fees for all periods commencing on and after October 1, 2025, through and including the earlier of the consummation of the Company’s initial Business Combination and the Company’s liquidation. No amounts were incurred or accrued under this arrangement for the six months ended June 30, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, any of their respective affiliates or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026, and December 31, 2025, there are no Working Capital Loans outstanding.

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

As of June 30, 2026, and December 31, 2025, there are a total of 5,903,750 rights outstanding.

NOTE 7 — SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2026, and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, 383,750 shares of Class A ordinary shares were issued and outstanding, excluding 5,750,000 shares subject to possible redemption which was unchanged from December 31, 2025.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 1,916,667 Class B ordinary shares issued and outstanding (see Note 5). No Class B ordinary shares are subject to forfeiture, as the underwriter’s over-allotment option was exercised in full in connection with the Initial Public Offering. As a result, the Founder Shares collectively represented approximately 23.8% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering.

In February 2026, the Sponsor transferred 100,000 Founder Shares to four independent directors of the Company, with each director receiving 25,000 Founder Shares, as a one-time equity grant vesting only upon the consummation of a Business Combination. In connection with the resignation of Richard Saldanha from the Company’s board of directors effective May 8, 2026, the 25,000 unvested Founder Shares previously granted to him were returned to the Sponsor for no consideration. Following these transactions, and after giving effect to the Sponsor’s September 30, 2025 forfeiture of 825,000 Founder Shares (which were purchased by Maxim and certain third-party investors, as described above), the Sponsor holds 1,016,667 Founder Shares, the three remaining independent directors collectively hold 75,000 Founder Shares, and Maxim and certain third-party investors collectively hold 825,000 Founder Shares. The total number of Class B ordinary shares issued and outstanding remains 1,916,667. As of June 30, 2026, no compensation expense has been recognized with respect to the remaining unvested Founder Share grants, as the vesting condition is not yet considered probable.

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

Segment Assets (Balance Sheet)

	June 30, 2026	December 31,2025
Cash	$211,791	$503,830
Investments held in trust account	$59,077,144	58,048,399

Segment Profit or Loss (Income Statement)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
General and administrative expenses	$168,714	$12,000	$298,034	12,000
Interest income on investments in trust account	$2,733	$-	$6,860	-
Dividend income on investments in trust account	$518,329	$-	$1,028,745	-

The CODM reviews cash held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

The following tables present information about the Company’s assets that are measured at fair value on June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2026
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$59,077,144	$-	$-

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$58,048,399	$-	$-

The fair value of the Public Rights issued in the Initial Public Offering is $1,035,000, or $0.18 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Share Rights issued in the Initial Public Offering, which have not changed since issuance:

	June 30, 2026	December 31, 2025
Expected term to De-SPAC (Years)	$1.50	1.50
Probability of De-SPAC and instrument-specific market adjustment	18.0%	18.0%
Risk-free rate (continuous)	$3.63	3.63
Implied share price	$9.82	9.82

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to August 14, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. While we may pursue an initial business combination target in any industry or geographic location, we are currently focusing our search on international businesses that would benefit in valuation arbitrage by going public in the United States on a U.S. national securities exchange. We are currently focusing our search for an initial business combination target in the following key verticals: (i) Electronic Commerce, (ii) Financial Technology, (iii) Software as a Service, (iv) Renewable Energy, (v) Mining, and (vi) Information Technology, or IT, and IT-Enabled Services. Our current geographic focus is the Asia-Pacific, and the Europe, Middle East and Africa, regions.

On October 1, 2025, we consummated our, initial public offering, or our Initial Public Offering, of 5,750,000 units, or the Public Units, including 750,000 Public Units issued upon the full exercise of the underwriter’s over-allotment option. Each Public Unit consisted of one Class A ordinary share, $0.0001 par value per share, or Class A Ordinary Share, and one right, or Public Right, with each one Public Right entitling the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of our initial business combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $57,500,000. In connection with our Initial Public Offering, we also issued 230,000 Class A Ordinary Shares, or the Representative Shares, to a designee of the underwriter in our Initial Public Offering, as part of the underwriting compensation in our Initial Public Offering.

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

We have until the date that is 18 months from the closing of our Initial Public Offering (or April 1, 2027) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within such 18 months, we may extend the period of time to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 24 months, or until October 1, 2027, to complete an initial business combination). The aforementioned extensions do not require shareholder approval. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement between us and Continental Stock Transfer & Trust Company, or Continental, entered into in connection with our Initial Public Offering, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days' advance notice prior to the applicable deadline, must deposit into the trust account established in connection with our Initial Public Offering, or the Trust Account, $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000, or $0.20 per share, if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination, and then only from the amount remaining in the Trust Account after redemptions in connection with our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us after redemptions in connection with our initial business combination. If we do not complete a business combination, we will not repay such loans. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 19, 2024 (the date of our inception) through June 30, 2026 were organizational activities, those necessary to prepare for our Initial Public Offering, and subsequent to our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income from the proceeds derived from our Initial Public Offering and the Private Placement held in the Trust Account. We incur, and expect to continue to incur, expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three months ended June 30, 2026, we had net income of $352,348, which consisted of interest income and dividend income on investments on funds held in the Trust Account of $2,733 and $518,329, respectively, partially offset by general and administrative expenses of $168,714. For the three months ended June 30, 2025, we had a net loss of $11,980, which consisted of general and administrative expenses of $12,000, partially offset by bank interest income of $20.

For the six months ended June 30, 2026, we had net income of $737,571, which consisted of interest income and dividend income on investments on funds held in the Trust Account of $6,860 and $1,028,745, respectively, partially offset by general and administrative expenses of $298,034. For the six months ended June 30, 2025, we had a net loss of $11,961, which consisted of general and administrative expenses of $12,000, partially offset by bank interest income of $39.

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

For the six months ended June 30, 2026, net cash used in operating activities was $292,039. The operating cash outflows consisted primarily of payments for professional services including legal, accounting, audit, and administrative support fees, partially offset by trust dividend income received in the operating account. For the six months ended June 30, 2025, net cash provided by operating activities was $39, consisting of accrued accounting fees of $12,000, substantially offset by the net loss for the period.

For the six months ended June 30, 2026, there were no financing activities. For the six months ended June 30, 2025, there was no net cash provided by or used in financing activities, as proceeds from a promissory note from our sponsor were partially offset by payments of deferred offering costs.

For the six months ended June 30, 2026 and 2025, there were no investing activities.

As of June 30, 2026, we had assets held in the Trust account of $59,077,144, consisting of money market funds. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of interest earned on the Trust Account that may be released to us to pay our taxes, if any, to complete our initial business combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $211,791. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay for directors and officers liability insurance premiums. We could use a portion of the funds held outside the Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts at that time. Up to $1,500,000 of such working capital loans may be converted into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Units. As of June 30, 2026, we had no borrowings under the working capital loans.

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

Going Concern Consideration

As of June 30, 2026, our cash balance was $211,791, and we had working capital of $253,806. We have not commenced any operating activities and do not generate operating revenues. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition strategy and in connection with identifying and consummating an initial business combination. We have until April 1, 2027 or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination, subject to extensions as described under “—Overview.” Our initial mandatory liquidation date of April 1, 2027 falls with one year of the date our unaudited condensed financial statements included in this Report are issued, and our ability to extend such date is discretionary and dependent on funding that our sponsor is not obligated to provide. Such conditions, coupled with our lack of operating revenues and dependence on the Trust Account, raises substantial doubt about our ability to continue as a going concern within one year after the date our unaudited condensed financial statements included in this Report are issued. There is no assurance that our plans to consummate an initial business combination will be successful or successful within the completion window. The unaudited condensed financial statements included in this Report do not include any adjustments that might result from our inability to consummate an initial business combination to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Refer to “Note 5-Related Party Transactions” in the unaudited condensed financial statements contained elsewhere in this Report.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a fee of $10,000 per month for administrative and support services, commencing on the closing of our initial public offering. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Effective as of October 1, 2025, the service provider irrevocably waived its right to receive such monthly fees for all periods commencing on and after October 1, 2025, through and including the earlier of the consummation of our initial business combination and our liquidation. No amounts were incurred or accrued under this arrangement as of June 30, 2026.

Our sponsor had agreed to loan us an aggregate of up to $800,000 to be used for a portion of the expenses of our Initial Public Offering. The loan was non-interest bearing and unsecured. The loan was evidenced by a promissory note, and was payable on the earlier of December 31, 2025 or the date on which we consummated an initial public offering of our securities. In connection with the completion of our Initial Public Offering, we repaid substantially all amounts outstanding under the promissory note. As of June 30, 2026, an amount of $22 remained outstanding under the promissory note. Borrowings under the promissory note are no longer available.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from those estimates. See Note 2 to our unaudited condensed financial statements included elsewhere in this Report.

Class A Ordinary shares subject to possible redemption

Our public shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, or if there is a shareholder vote or tender offer in connection with our initial business combination. In accordance with ASC 480-10-S99, we classify our public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of our Initial Public Offering, we recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares results in charges against additional paid-in capital (to the extent available) and accumulated surplus (deficit). Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet, and are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to Public Rights	(1,035,000)
Class A ordinary shares issuance cost	(3,063,880)
Plus:
Remeasurement of carrying value to redemption value	4,098,880
Class A Ordinary Shares subject to possible redemption, October 1, 2025	57,500,000
Plus:
Remeasurement of carrying value to redemption value	548,399
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$58,048,399
Plus:
Remeasurement of carrying value to redemption value	510,416
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$58,558,815
Plus:
Remeasurement of carrying value to redemption value	518,329
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$59,077,144

Net Income (Loss) Per Ordinary Share

We have two classes of shares, being Class A Ordinary Shares and Class B ordinary shares, par value $0.0001 per share, or Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. We did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable	Class B Non-redeemable
Basic and diluted net income (loss) per ordinary shares:
Numerator:
Allocation of net income (loss), basic and diluted	$251,664	$16,796	$83,888	$(11,980)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,750,000	383,750	1,916,667	1,666,667
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$0.04	$(0.01)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Class A Redeemable	Class A Non-redeemable	Class B Non-redeemable	Class B Non-redeemable
Basic and diluted net income (loss) per ordinary shares:
Numerator:
Allocation of net income (loss), basic and diluted	$526,810	$35,158	$175,603	$(11,961)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,750,000	383,750	1,916,667	1,666,667
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$0.09	$(0.01)

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option in our Initial Public Offering was fully exercised at the time of our Initial Public Offering and therefore we did not have any derivative financial instruments outstanding as of June 30, 2026 and December 31, 2025.

Rights

We account for our Public Rights and Private Rights in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified our rights under equity treatment at its assigned value.

Recent Accounting Pronouncements

We adopted ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, effective for interim periods beginning after December 15, 2024. As we operate as a single reportable segment, adoption had no material impact.

We adopted ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, effective January 1, 2026. Given we are incorporated in the Cayman Islands and are not subject to income taxes, this standard had no impact on the unaudited condensed financial statements.

ASU 2024-03, Income Statement - Expense Disaggregation Disclosures, is effective for annual periods beginning after December 15, 2026 and is not expected to have a material effect on our financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: August 14, 2026	StoneBridge Acquisition II Corporation

	By:	/s/ Bhargav Marepally
Bhargav Marepally
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Prabhu Antony
Prabhu Antony
Chief Financial Officer (Principal Financial and Accounting Officer)